Form 10-Q/A
period 1993-09-30
VERMONT FINANCIAL SERVICES CORP
filed 1994-02-01
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              ____________________

                                   FORM 10-Q/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                              ____________________

     For the Quarterly Period Ended September 30, 1993, Commission Files Number 0-11012

                        VERMONT FINANCIAL SERVICES CORP.

        A DELAWARE CORPORATION IRS EMPLOYER IDENTIFICATION NO. 03-0284445

                   100 Main Street, Brattleboro, Vermont 05301

                            Telephone: (802)257-7151

                              ____________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                               Yes __X__ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                       As of October 29, 1993 - 3,413,568









                                Page 1 of 8 Pages






                                   Part I. FINANCIAL INFORMATION
                                  VERMONT FINANCIAL SERVICES CORP.
                                Consolidated Statements of Condition
                             September 30, 1993 and December 31, 1992
                                           (in thousands)



                                                       September 30       December 31
     ASSETS                                                1993                 1992

     Cash and Due from Banks                              46,193               49,570
     Interest Bearing Balances with Banks                     50                   50
     Securities Available For Sale - With an Aggregate
          Market Value of:      1993--$146,769
                                1992--$132,022

       U.S. Treasury and U.S. Government Agencies         56,238               43,649
       Mortgage Backed Securities                         73,801               70,805
       State and Municipal                                 7,144                6,855
       Other                                               6,539                7,677

           Total Securities Available for Sale           143,722              128,986

     Federal Funds Sold                                        0               10,000
     Loans:
       Commercial                                        207,203              188,433
       Commercial Real Estate                            179,286              184,013
       Residential Real Estate                           217,857              216,504
       Consumer                                           92,039               85,564
           Total Loans                                   696,385              674,514
       Less:  Allowance for Loan Losses                   15,285               17,893

           Net Loans                                     681,100              656,621
     Premises and Equipment                               19,152               18,514
     Other Real Estate Owned (net of reserve of           12,036               17,479
               $3,093 in 1993 and $911 in 1992)

     Other Assets                                         25,128               24,928

           Total Assets                                  927,381              906,148

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Deposits:
       Demand                                             92,604               91,906
       Savings, NOW & Money Market Accounts              469,490              412,869
       Other Time:  Under $100,000                       192,718              200,949
                    Over  $100,000                        26,966               43,855

           Total Deposits                                781,778              749,579
     Federal Funds Purchased and Securities Sold
       Under Agreements to Repurchase                     57,756               67,363
     Liabilities for Borrowed Money                       15,734               20,738
     Other Liabilities                                     6,042                5,384

           Total Liabilities                             861,310              843,064
     Stockholders' Equity
     Common Stock - $1 Par Value
        Authorized 20,000,000 shares
        Issued and Outstanding:  1993--3,518,488 shares
                                 1992--3,507,961 shares    3,518                3,508
     Preferred Stock - $1 Par Value
         Authorized 5,000,000 shares
     Capital Surplus                                      41,178               41,006
     Undivided Profits                                    23,480               20,853
     Security Valuation Allowance                            (46)                (224)
     Treasury Stock              1993--105,252 shares
                                 1992--105,271 shares     (2,059)              (2,059)

           Total Stockholders' Equity                     66,071               63,084

           Total Liabilities and Stockholders' Equity    927,381              906,148

     Fully Diluted Book Value per Share of Common Stock   $19.36               $18.54

     Vermont Financial Services Corp.
     Consolidated Statements of Income
     (in thousands)

     (unaudited)
                                                              Three months ended    Nine months ended
                                                                 September 30,         September 30,
                                                                1993       1992        1993      1992
     Interest Income
     Interest and Fees on Loans                                14,827    15,114      43,384    45,469
     Interest on Securities Available for Sale:
       Taxable Interest Income                                  2,136     2,652       6,757     8,085
       Tax Exempt Interest Income                                  83        84         258       323
     Interest on Federal Funds Sold                                 2         4          15        21
     Interest on Time Deposits                                      1         0           2         1

            Total Interest Income                              17,049    17,854      50,416    53,899
     Interest Expense
     Interest on Deposits                                       5,519     7,060      16,661    24,476
     Interest on Federal Funds Purchased and Borrowed Money
        and Securities Sold under Agreements to Repurchase        650       812       2,233     1,454
            Total Interest Expense                              6,169     7,872      18,894    25,930
     Net Interest Income                                       10,880     9,982      31,522    27,969
     Less:  Provision for Loan Losses                           1,000     1,000       3,900     5,750

     Net Interest Income After Provison for Loan Losses         9,880     8,982      27,622    22,219
     Other Operating Income
     Securities Gains                                             942        73       1,496       664
     Trust Department Income                                      715       592       1,998     1,821
     Service Charges on Deposit Accounts                          975       921       2,933     2,568
     Serviced Mortgage Fees                                       510       458       1,490     1,222
     Merchants Discount                                           603       585       1,501     1,570
     OREO Income/Profits                                           68       113         329       594
     Other Noninterest Income                                     873       778       2,589     2,270

            Total Other Operating Income                        4,686     3,520      12,336    10,709

     Other Operating Expense
     Salaries and Wages                                         4,149     3,953      12,100    11,830
     Pension and Other Employee Benefits                          993       772       3,294     2,459
     Occupancy of Bank Premises, net                              705       638       2,138     2,056
     Furniture and Equipment                                      907       904       2,698     2,640
     FDIC Assessment                                              463       428       1,409     1,337
     OREO & Collection Expense/Losses                           3,500     1,329       6,417     2,559
     Other Noninterest Expense                                  2,681     2,340       7,574     6,927

            Total Other Operating Expense                      13,398    10,364      35,630    29,808

     Net Overhead                                              (8,712)   (6,844)    (23,294)  (19,099)

     Income Before Income Taxes                                 1,168     2,138       4,328     3,120
     Applicable Income Tax Expense                                256       602       1,156       791

     Net Income                                                   912     1,536       3,172     2,329
     Earnings per Common Share (Based on Average Number
        of Common Shares Outstanding for the Respective
        Period)

       Net Income--Primary and Fully Diluted                  $  0.27    $ 0.46      $ 0.93    $ 0.69

     Dividends Paid Per Share Common Stock                    $  0.08    $ 0.00      $ 0.24    $ 0.00


                           VERMONT FINANCIAL SERVICES CORP.
                              STATEMENTS OF CASH FLOW
                                   (unaudited)
                                                                     9 Months Ended 9/30
                                                                         1993      1992
                                                                       -------   -------
                                                                        (in thousands)
     OPERATING ACTIVITIES
       Net Income                                                     $  3,172  $  2,329
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Provision for loan losses                                       3,900     5,750
         Provision for depreciation                                      1,550     1,482
         Amortization and accretion on securities                          526        21
         Deferred income taxes                                             264      (501)
         Security (gains)                                               (1,496)     (664)
         Proceeds from sale of loans                                   130,230   127,299
         Loans originated for sale                                    (128,620) (128,944)
         Losses on other real estate owned & insubstance foreclosure     4,198       970
           (Increase) in interest receivable and other assets             (464)     (838)
           Increase in interest payable and other liabilities              658       425
                                                                      --------   --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                      13,918     7,329

     INVESTING ACTIVITIES
        Proceeds from sales of securities                               40,558    32,280
        Proceeds from maturities of securities                          33,969    21,617
        Purchases of securities                                        (88,116)  (44,725)
        Proceeds from sales of OREO                                      7,030     5,839
        Net (increase) in loans                                        (35,774)  (33,389)
        Purchase of premises and equipment                              (2,188)   (2,463)
                                                                       --------  --------
         NET CASH (USED BY) INVESTING ACTIVITIES                       (44,521)  (20,841)

     FINANCING ACTIVITIES
        Net increase (decrease) in deposits                             32,199   (71,297)
        Net (decrease) increase in short-term borrowings               (14,611)   70,102
        Issuance of common stock                                           183        73
        Cash dividends                                                    (545)
                                                                        -------   -------

           NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES          17,226    (1,122)

           (DECREASE) IN CASH AND CASH EQUIVALENTS                     (13,377)  (14,634)
           Cash and cash equivalents beginning of period                59,620    51,787
                                                                        -------   ------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $46,243   $37,153
                                                                        ======    ======


     Non-monetary Transactions:
          Transfer  of loans to OREO for the periods ended September 30,  1993 and 1992 totaled $6,011 and $7,962, respectively.


                                     ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Nine-Month Periods Ended September 30, 1993 and 1992 Overview

          The first nine months of 1993 and 1992 resulted in net income levels of $3,172,000, or $0.93 per share and $2,329,000, or $0.69 per share, respectively. Income before income taxes improved by $1.2 million from 1992's first nine months, all due to the $1.8 million reduction in the provision for loan losses ($3.9 million and $5.7 million for the first nine months of 1993 and 1992, respectively).

          The annualized return on average total assets was 0.47% versus 0.35% and the annualized return on average stockholders' equity was 6.59% versus 5.19% for the first nine months of 1993 and 1992, respectively.

          In the opinion of Management, all adjustments which are necessary to the fair statement of the consolidated financial position of Vermont Financial Services Corp. (Company) and the consolidated results of the Company's operations and cash flow for the interim periods presented
     herein are reflected.   All such adjustment are of a normal recurring
     nature with the exception of adjustments made herein related to the October 9, 1993 auction of real estate discussed below.

     Results of Operations

          Net Interest income of $31.5 million for the first nine months of 1993 represented a $3.6 million increase from the same period in
     1992.   Approximately  $700,000 of the increase was due to charges and fees on loans, primarily related to mortgage loan origination activity. Through September 30, 1993 the Company's mortgage originations were $156 million versus $157 million during the same period of 1992. However, the average per loan origination fee increased in 1993 due to
     falling  mortgage  interest rates.   At September 30,  1993 the mortgage
     servicing portfolio totaled $434 million, compared to $417 million at December 31, 1992 and $400 million at September 30, 1992. This portfolio generates approximately $170,000 of servicing income on a monthly
     basis.   Earning  assets,  which  increased approximately  $24  million since September 30,  1992 accounted for  another  $1.1  million  of the
     increase in net interest income.   A widening of the spread between the
     rate the Company earns on its average earning assets and pays on its average funding sources contributed the remainder of the increase.

          Net overhead for the first nine months of 1993 increased $4.2 million, or 22%, over the same 1992 period. The following items of comparison are noteworthy:

          o Expenses and losses relative to other real estate owned (OREO) and other problem asset collection expense, net of related income was $6.1 million in 1993, up $4.1 million compared to 1992. During the third quarter of 1993 the Company established a special $2.7 million reserve for the disposition of OREO at a real estate auction which was subsequently held October 9, 1993. The Company sold 74 of 79 properties offered for sale at the auction with the proceeds to the Company reducing OREO by $4.5 million in October 1993. (See "Loan Quality" section following). The auction resulted from management's decision in the third quarter of 1993 to alter the Company's strategy for the disposition of OREO in light of the continuing level of expenses and losses relative to OREO and other problem asset collection expense. At December 31, 1992 and into the third quarter of 1993, the Company's strategy for disposition of OREO had been to sell whenever an offer was received which approximated appraised fair market value. The strategy had been based on the decline during 1992 in the Company's OREO and nonperforming assets outstanding from highs of $18.6 million and $45.2 million, respectively, as of May 31, 1992 to $17.5 million and $40.2 million at December 31, 1992. This improvement during 1992, combined with an anticipated slight improvement in the Vermont economy and real estate market, led management to expect a decrease in OREO losses and expenses, other problem asset collection expense and net charge-offs during 1993. This improvement did not occur as rapidly as management had expected due to a slowdown in the loan resolution process in the State of Vermont during the first nine months of 1993 due to judicial vacancies and an increased burden on the system of litigation and bankruptcies. In response, during the first three quarters of 1993 the Company entered into more stipulated agreements (i.e., deeds in lieu of foreclosure) with a goal of speeding up the process of resolving problem loans. This process, however, also increased up-front charge-offs during the period which were $6.5 million at September 30, 1993 as compared to $4.6 million at September 30, 1992. This increase in charge-offswas offset by a reduction in nonperforming assets at September 30, 1993 and by associated reductions in the allowance for loan losses and the provision for
            loan Losses.   See "Loan Quality" below.   The $2.7 million special
            OREO reserve noted above is included in the $3.5 million OREO and collection expenses/losses of the third quarter of 1993. Management expects the financial impact of the OREO auction to be positive for the Company going forward into 1994, such impacts to include lower expenses and writedowns and income earned on the sale proceeds of $5.1 million. Such future benefits are currently estimated to be approximately $500,000 pre-tax on a quarterly basis.


          o Security gains of $942,000 and $1.5 million were realized in the third quarter and year-to-date 1993, respectively, partially
            offsetting the auction  reserve.   Year to date security gains
            exceeded the first nine months of 1992 by $832,000.

          o Employee benefits year-to-date of $3.3 million are $835,000, or 34%, over 1992. Of the increase, approximately $240,000 was due to one-time outplacement expenses which will improve future earnings, and $233,000 is from the adoption of the FASB statement on postretirement benefits.

     Loan Quality

          Nonperforming assets (nonaccrual loans, restructured loans and OREO) were reduced from $40.2 million on December 31, 1992 to $31.9 million on September 30, 1993. Nonaccrual loans decreased $3.9 million to $18.8 million, OREO decreased $5.4 million, to $12.7 million, and restructured loans increased $1.0 million. As of September 30, 1993, nonperforming assets equalled 4.5% of total loans plus OREO, down from 5.8% at year end 1992. Loans 90 or more days past due and still accruing interest were $6.6 million on September 30, 1993 versus $5.8 million at December 31, 1992.

          The Allowance for Loan Losses was $15.3 million as of quarter end, equal to 2.19% of loans outstanding, 81% of nonaccrual loans and 47% of
    total nonperforming assets.   This compares with a December 31, 1992
    allowance of $17.9 million, which was 2.65% of total loans, 79% of nonaccrual loans and 45% of nonperforming assets.

     Financial Condition

       Loans

          Total loans at September 30, 1993 were $696.4 million, up $21.9 million from the December 31, 1992 balance. Commercial loans increased $18.8 million, or 10%, entirely due to a higher volume of municipal loans which are included in that category.

       Securities Available for Sale

          Securities  available for sale of $143.4 million increased $14.4
     million from year-end 1992.   U.S. Treasury and U.S.  Government Agency
     securities accounted for $12.6 million of that increase.

       Deposits

          At September 30, 1993, total deposits were $781.8 million, an increase of $32.2 million, or 4.3% from the December 31, 1992 level. Savings, Now and Money Market Accounts increased $56.8 million during the nine months, replacing other time deposits and securities sold under agreements to repurchase which decreased $34.7 million during the same period.

          On  July  9,  1993 the Bank completed an acquisition of the deposits
     of  two branches  formerly operated by Randolph National Bank.   This
     increased total Bank deposits by approximately $13 million and gave the Company a new banking office in Williamstown, Vermont.


       Capital Resources

          Stockholders' equity increased from $63.1 million at year end to $66.1 million at September 30, 1993. Equity as a percent of total assets increased from 6.96% as of December 31, 1992 to 7.12% on September 30,
     1993.   Tier 1 and total qualifying capital as a percent of risk adjusted assets were 9.94% and 11.21%, respectively, on September 30, 1993. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

          During the remainder of 1993, the Company plans one major addition to
     premises and equipment.   A new branch facility will be built in Barre,
     Vermont, at a total cost of approximately $1 million to replace and expand the current leased space in that town which is too small to accommodate its current customer base.

       Recent Developments

          The President's tax proposal, which includes a small increase in the corporate tax rate, will not have a significant impact on the Company's operating results.

          The FASB has issued Statement No. 114 "Accounting by Creditors for
     Impairment of a Loan".   This Statement shall be effective for financial
     statements issued for fiscal years beginning after December 15, 1993. This Statement will not have a material impact on the financial statements of the Company.

          The FASB also issued Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," which is effective for fiscal years beginning after December 15, 1993. The statement defines categories of securities and expands the use of fair value accounting
     for securities available for  sale.   The  Company's equity  capital as of
     September 30, 1993 would have been approximately $2 million higher had Statement No. 115 been adopted.

          The major event of the Company's third quarter was the announcement of a definitive merger agreement with West Mass Bankshares, Inc. of Greenfield, Mass. Vermont Financial Services Corp. (VFSC) will be acquiring West Mass in a stock-for-stock merger which will result in their banking subsidiary, United Savings Bank, becoming a wholly
     owned subsidiary of VFSC.   West Mass had total assets of $220  million
     as of September 30,  1993 and operates 6 banking offices in or  near
     Greenfield,  Mass.   The  Company anticipates closing the transaction in
     early 1994 subject to receiving shareholder and regulatory approval.


                             PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

                                      NONE

     ITEM 2. CHANGES IN SECURITIES

                                      NONE

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                      NONE

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                                      NONE

     ITEM 5. OTHER INFORMATION

                                      NONE

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                      NONE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       The foregoing replaces the 10-Q dated and submitted October 29, 1993.

                                             VERMONT FINANCIAL SERVICES CORP.

     Date February 1, 1994                   ________________________________
                                             John D. Hashagen, Jr.



     Date February 1, 1994                   ________________________________
                                             Richard O. Madden