Form 10-K
period 1993-12-31
VERMONT FINANCIAL SERVICES CORP
filed 1994-03-30
CIK 706116

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 0-11012

Vermont Financial Services Corp.
(Exact name of registrant as specified in its charter)

          DELAWARE                             03-0284445
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)              identification No.)

    100 MAIN STREET, BRATTLEBORO, VT               05301
(Address of principal executive offices)         (zip code)

Registrant's telephone number, including area code (802)257-7151
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $1.00 par value per share
                                (Title of Class)

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to the Form 10-K. [X]

     As of February 28, 1994, 3,417,829 shares of Registrant's Common Stock were outstanding, and the aggregate market value of the shares of such Common Stock held by non-affiliates (based upon the closing sale price on the NASDAQ National Market System over-the-counter market) was approximately $58,530,355.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

   - The index for exhibits is on Page 59.





                        VERMONT FINANCIAL SERVICES CORP.
                              BRATTLEBORO, VERMONT

                                     PART I

Item 1 - Business

     Vermont Financial Services Corp. (VFSC), a Delaware corporation organized in 1990, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and its main office is located in Brattleboro, Vermont. Assets of VFSC were $934 million at December 31, 1993. VFSC owns 100 percent of the stock of Vermont National Bank (VNB). VFSC has no other active subsidiaries and engages in no activities other than holding the stock of VNB.

     VNB, a national banking association, is the successor to the original Bank of Brattleborough, which was chartered in 1821. VNB is the second largest bank in the State of Vermont with total deposits of $773 million and total assets of $931 million at December 31, 1993. VNB conducts business through 32 offices located in seven of Vermont's 14 counties, including the cities of Brattleboro, Burlington, Rutland and Montpelier. The offices of VNB are in good physical condition with modern equipment and facilities adequate to meeting the banking needs of customers in the communities served.

     VNB offers a wide range of personal and commercial banking services, including the acceptance of demand, savings, and time deposits; making secured and unsecured loans; issuing letters of credit; and offering fee based services. In addition, VNB offers a wide range of trust and trust related services, including services as executor, trustee, administrator, custodian and guardian. VNB lending services include making real estate, commercial, industrial, agricultural and consumer loans. VNB also offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. VNB provides financial and investment counseling to municipalities and school districts within its service area and also provides central depository, lending payroll and other banking services for such customers. VNB also provides safe deposit facilities, Master Card and Visa credit card services. Over ninety percent of VNB's loans are made to individuals and business which are located in or have properties in Vermont. VNB owns and operates 27 automated teller machines (ATMs) at its branch locations and 4 ATMs in other locations. In addition, VNB is a member of the Plus, Yankee 24, NYCE, and VISA networks and has access to the Honor, Cirrus, Discover, American Express and Master Card networks.

     According to the State Department of Banking, Insurance and Securities, as of September 30, 1993, 5 state-chartered savings banks, 11 state-chartered commercial banks and 9 national banks are located and do business in the State of Vermont, the area in which VNB conducts its business. As of such date, VNB had 12.3%, 12.7% and 12.5% of the total assets, loans and deposits, respectively, of these 25 banking institutions.

     VNB competes on the local and the regional levels with other commercial banks and financial institutions for all types of deposits, loans and trust accounts. Competitors include metropolitan banks and financial institutions based in southern New England and New York City, many of which have greater financial resources.

     In the retail market for financial services, competitors include other banks, credit unions, finance companies, thrift institutions and, increasingly, brokerage firms, insurance companies, and mortgage loan companies.

     In the personal and commercial trust business, competitors include mutual funds, insurance companies and investment advisory firms.

     VFSC and its subsidiary, on December 31, 1993, employed approximately 600 persons. VFSC enjoys good relations with its employees. A variety of employee benefits are available to officers and employees, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan and an incentive savings and profit sharing plan.

     Impact of Inflation. The Consolidated Financial Statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of the Company is reflected in increased operating costs. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates generally move in the same direction and with the same magnitude as the expected rate of inflation. Management believes that continuation of its efforts to manage the rates, liquidity and interest sensitivity of the Company's assets and liabilities is necessary to generate an acceptable return.

     Supervision and Regulation. VFSC and VNB are subject to extensive regulation under federal and state banking laws and regulations. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete and is qualified in its entirety by the text of the relevant state and federal statutes and regulations. A change in the applicable laws or regulations may have a material effect on the business of VFSC and/or VNB.

Regulation of VFSC

     General. As a bank holding company, VFSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. VFSC's activities are limited generally to the business of banking and activities determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has authority to issue cease and desist orders and assess civil money penalties against bank holding companies and their non-bank subsidiaries, officers, directors and other institution-affiliated parties and to remove officers, directors and other institution-affiliated parties to terminate or prevent unsafe or unsound banking practices or violations of laws or regulations.

     Interstate Acquisitions. Under the BHC Act, a bank holding may acquire a bank in another state only if the law of the state in which the bank to be acquired is located specifically authorizes such acquisition of an in-state bank by an out-of-state bank holding company. State legislation enacted in recent years has substantially lessened prior legislative restrictions on geographic expansion by bank holding companies from and into Vermont. For example, under nationwide interstate banking legislation which became effective in 1990, bank holding companies whose subsidiaries' banking operations are principally conducted in any state outside Vermont are now authorized to acquire Vermont banking organizations, provided that such companies' home states afford Vermont banking organizations reciprocal rights to acquire banks in such states.

     Dividends. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment would be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality, and overall financial condition. The payment of dividends by VFSC is also subject to the requirement that VFSC provide notification to the Federal Reserve Board at least 15 days prior to any proposed dividend action. This 15-day prior notice requirement imposed by the Federal Reserve Bank will continue until rescinded by the Federal Reserve Bank. VFSC's ability to pay dividends is dependent upon the flow of dividend income to it from VNB , which may be affected or limited by regulatory restrictions imposed by federal or state bank regulatory agencies. See "-Regulation of VNB-Dividends." VFSC has a policy to pay out over time 30%
- - - 35% of net income to shareholders in the form of cash dividends. Earnings for prior years as well as prospective earnings are analyzed to determine compliance with this policy. Dividend payout rates for any one year may vary from this long term payout policy based on these analyses and projections of future earnings and future capital needs. For the three-year period ended December 31, 1993, an aggregate of $0.47 per share of dividends were declared. Earnings per share for the same period were $2.55.

     Certain Transactions by Bank Holding Companies with Their Affiliates. There are various legal restrictions on the extent to which bank holding companies and their non-bank subsidiaries can borrow, obtain credit from or otherwise engage in "covered transactions" with their insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its non-depository institution affiliates are limited to the following amounts:
(a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institutions and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; (b) in the case of all affiliates, the aggregate amount of stock and surplus of the insured depository institution. "Covered transactions" are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

     Holding Company Support of Subsidiary Banks. Under Federal Reserve Board policy, VFSC is expected to act as a source of financial strength to VNB and to commit resources to support VNB. This support of VNB may be required at times when, absent such Federal Reserve Board policy, VFSC might not otherwise be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Under the Federal Deposit Insurance Act, as amended ("FDI ACT"), an FDIC-insured depository institution, such as VNB can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the "default" of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled depository institution in "danger of default". For these purposes, the term "default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur without Federal regulatory assistance.

Regulation of VNB

     General. As a national bank, VNB is subject to supervision of and regulation by the Office of the Comptroller of the Currency (the "OCC").

     Examinations and Supervision. The OCC regularly examines the operations of VNB, including but not limited to its capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act and management practices. In addition, VNB is required to furnish quarterly and annual reports of income and condition to the FDIC and periodic reports to the OCC. The enforcement authority of the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations governing its business. In addition, under recent federal banking legislation, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements. See "Recent Banking Legislation-Prompt Corrective Action" below.

     Dividends. The principal source of VFSC's revenue is dividends from VNB. At December 31, 1993, VNB had available approximately $8.8 million for payment of dividends to VFSC under regulatory guidelines.

     The FDIC has authority to prevent VNB from paying dividends if such payment would constitute an unsafe or unsound banking practice or reduce its capital below safe and sound levels. In addition, recently enacted federal legislation prohibits FDIC-insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. See "Recent Banking Legislation-Prompt Corrective Action" below.


     Affiliate Transactions. VNB is subject to restrictions imposed by federal law on extensions of credit to, purchases from, and certain other transactions with, affiliates, and on investments in stock or other securities issued by affiliates. Such restrictions prevent VNB from making loans to affiliates unless the loans are secured by collateral in specified amounts and have terms at least as favorable to the bank as the terms of comparable transactions between the bank and non-affiliates. Further, federal laws significantly restrict extensions of credit by VNB to its directors, executive officers and principal stockholders and related interests of such persons.

     Deposit Insurance. VNB's deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC to the legal maximum of $100,000 for each insured depositor. The Federal Deposit Insurance Act provides that the FDIC shall set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25% over a 15-year period commencing in 1991. The FDIC has recently established a framework of risk-based insurance assessments to accomplish this increase. See "Recent Banking Legislation-Risk-Based Deposit Insurance Assessments" below. The BIF insurance assessments may be increased further in the future if necessary to restore and maintain BIF reserves.

     Federal Reserve Board Policies. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Federal Reserve Board Policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements applicable to bank deposit account balances.

      Consumer Protection Regulation; Bank Secrecy Act. Other aspects of the lending and deposit business of VNB that are subject to regulation by the FDIC, the Commissioner and the OCC include disclosure requirements with respect to interest, payment and other terms of consumer and residential mortgage loans and disclosure of interest and fees and other terms of and the availability of funds for withdrawal from consumer deposit accounts. In addition, VNB is subject to federal and state laws and regulations prohibiting certain forms of discrimination in credit transactions, and imposing certain record keeping, reporting and disclosure requirements with respect to residential mortgage loan applications. In addition, VNB is subject to federal laws establishing certain record keeping, customer identification, and reporting requirements with respect to certain large cash transactions, sales of travelers checks or other monetary instruments and the international transportation of cash or monetary instruments.

Capital Requirements

     General. The FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by bank holding companies. If a banking organization's capital levels fall below the minimum requirements established by such guidelines, a bank or bank holding company will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Recently enacted Federal legislation requires federal bank regulators to take "prompt corrective action" with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions. See "Recent Banking Legislation-Prompt Corrective Action" below.

     Leverage Capital Ratio. The regulations of the FDIC require FDIC-insured banks to maintain a minimum "leverage Capital Ratio" or "Tier 1 Capital" (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to Total Assets of 3.0%. The regulations of the FDIC state that only banks with the highest federal bank regulatory examination rating will be permitted to maintain an additional margin of capital, equal to at least 1% to 2% of Total Assets, above the minimum ratio. Any bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. The Federal Reserve Board's guidelines impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis.

     Risk-Based Capital Requirements. The regulations of the FDIC also require FDIC-insured banks to maintain minimum capital levels measured as a percentage of such banks' risk-adjusted assets. A bank's capital for this purpose may include two components - "Core" (Tier 1) Capital and "Supplementary" (Tier 2) Capital. Core Capital consists primarily of common stockholders' equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and primarily goodwill. Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years for issuance and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.

     The risk-based capital rules of the FDIC and the Federal Reserve Board assign a bank's balance sheet assets and the credit equivalent amounts of the bank's off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to each category of the bank's balance sheet assets and to the credit equivalent amounts of the bank's off-balance sheet obligations and summing the totals results in the amount of the bank's total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as VNB will generally be less than reported balance sheet assets because its retail banking activities include proportionally more residential mortgage loans with a lower risk weighting and relatively smaller off-balance sheet obligations.

     Effective as of December 31, 1992, the risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. The regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements to be applied to bank holding companies on a consolidated basis.

     At December 31, 1993, VFSC's consolidated Total and Tier 1 Risk-Based Capital Ratios were 11.40% and 10.14%, respectively. These ratios exceeded applicable regulatory requirements.


Recent Banking Legislation

     General. On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. The FDICIA extensively revised the regulatory and funding provision of the FDI Act and made revisions to several federal banking statutes. Certain of these changes are summarized below.

     Prompt Corrective Action. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to, and imposes significant restrictions on, any bank that fails to satisfy its applicable minimum capital requirements. FDICIA establishes five capital categories consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, a bank that has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier Risk-Based Capital Ratio of 6.0% or greater and a leverage Capital Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well capitalized." A bank that has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater and a Leverage Capital Ratio of 4.0% or greater and does not meet the definition of a well capitalized bank is considered to be "adequately capitalized." A bank that has a Total Risk-Based Capital Ratio of less than 8.0% or has a Tier 1 Risk-Based Capital Ratio that is less than 4.0% (or a Leverage Capital Ratio of less than 4.0%) is considered "undercapitalized." A bank that has a Total Risk-Based Capital Ratio of less than 6.0%, or a Tier 1 Risk-Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0% is considered to be "significantly undercapitalized", and a bank that has a ratio of tangible equity to total assets equal to or less than 2% is deemed to be "critically undercapitalized." A bank may be deemed to be in a capital category lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or receives an unsatisfactory examination rating. At December 31, 1993, VNB's ratio of tangible equity to assets as calculated under the prompt correction action rule was 6.88%. FDICIA generally prohibits a bank from making capital distributions (including payment of dividends) or paying management fees to controlling stockholders or their affiliates, if, after such payment, the bank would be undercapitalized.

     Under FDICIA and the applicable implementing regulations, an undercapitalized bank will be (i) subject to increased monitoring by the FDIC;
(ii) required to submit to the FDIC an acceptable capital restoration plan within 45 days, (iii) subject to strict asset growth limitations; and (iv) required to obtain prior regulatory approval for certain acquisitions, transactions not in the ordinary course of business, and entry into new lines of business. In addition to the foregoing, the FDIC may issue a "prompt corrective action directive" to any undercapitalized institution. Such a directive may require sale or recapitalization of the bank, impose additional restrictions on transactions between the bank and its affiliates, limit interest rates paid by the bank on deposits, limit asset growth and other activities, require divestiture of the subsidiaries, require replacement of directors and officers, and restrict capital distributions by the bank's parent holding company.

     In addition to the foregoing, a significantly undercapitalized institution may not award bonuses or increases in compensation to its senior executive officers until it has submitted an acceptable capital restoration plan and received approval from the FDIC.

     Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. FDICIA requires that any alternative determination be "documented" and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the appropriate federal banking agency and the FDIC certify that the institution is viable and not expected to fail.

     Risk-Based Deposit Insurance Assessments. Effective January 1, 1993, a transitional risk-based structure was implemented by the FDIC pursuant to the FDICIA and the average assessment rate paid by Savings Association Insurance Fund-insured and BIF-insured institutions was increased. Under the rule implementing the transitional system, the FDIC assigns an institution to one of three capital categories consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory categories. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the transitional system, there are nine assessment risk classifications (i.e., combinations of capital categories and supervisory subgroups within each capital group) to which differing assessment rates are applied. Assessment rates will range from 0.23% of deposits for an institution in the highest category (i.e., well-capitalized and healthy from a supervisory standpoint) to 0.31% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial
supervisory concern).   The risk classification to which an institution is
assigned by the FDIC is confidential and may not be disclosed.

     On June 17, 1993, the FDIC adopted a final rule establishing a new risk-based system that will be implemented beginning with the semi-annual assessment period commencing on January 1, 1994, as required under FDICIA. Except for limited changes, the structure of the new risk-based system will be substantially the same as the structure of the transitional system it will replace. Under the FDIC rule implementing the new risk-based system, an institution's deposit insurance assessment rate will be determined by assigning the institution to a capital category and a supervisory subgroup to determine which one of the nine risk classification categories is applicable, in substantially the same manner as for the transitional system discussed above. The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determines to increase the assessment rates for all institutions, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise BIF insurance premiums again in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of VFSC, the extent of which is not currently quantifiable.

     Brokered Deposits and Pass-Through Deposit Insurance Limitations. Under FDICIA, a bank cannot accept brokered deposits unless it either (i) is "Well Capitalized" or (ii) is "Adequately Capitalized" and has received a written waiver from the FDIC. For this purpose, "Well Capitalized" and "Adequately Capitalized" are defined the same as under the Prompt Corrective Action regulations. See "-Prompt Corrective Action" above. Banks that are not in the "Well Capitalized" category are prohibited from offering rates of interest on deposits that are more than 75 basis points above prevailing deposits. Pass-through insurance coverage is not available for deposits of certain employee benefits plans in banks that do not satisfy the requirements for acceptance of brokered deposits, except that pass-through insurance coverage will be provided for employee benefit plan deposits in institutions which at the time of acceptance of the deposit meet all applicable regulatory requirements and send written notice to their depositors that their funds are eligible for pass-through deposit insurance.

     Real Estate Lending Standards. FDICIA requires the federal bank regulatory agencies to adopt uniform real estate lending standards. The FDIC recently adopted implementing regulations which establish supervisory limitations on Loan-to-Value ("LTV") ratios in real estate loans by FDIC-insured banks. The regulations require FDIC-insured banks to establish LTV ratio limitations within or below the prescribed uniform range of supervisory limits.

     Standards for Safety and Soundness. FDICIA requires the federal bank regulatory agencies describe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems;
(ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide "excessive" compensation, fees or benefits, or that could lead to material financial loss. In addition, the federal bank regulatory agencies are required by FDICIA to prescribe standards specifying; (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

     Consumer Protection Provisions. FDICIA also includes provisions requiring advance notice to regulators and customers for any proposed branch closing and authorizing (subject to future appropriation of the necessary funds) reduced insurance assessments for institutions offering "lifeline" banking accounts or engaged in lending in distressed communities. FDICIA also includes provisions requiring depository institutions to make additional and uniform disclosures to depositors with respect to the rates of interest, fees and other terms applicable to consumer deposit accounts.

     The United States Congress has periodically considered and adopted legislation which has resulted in and could result in further regulation or deregulation of both banks and other financial institutions. Such legislation could place VNB in more direct competition with other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be enacted or as to the effect of such legislation on the business of VNB.

Item 2 - Properties

     The principal offices of the Company and the Bank are located at 100 Main Street in Brattleboro, Vermont. The Bank operates 31 other locations in the Counties of Chittenden, Washington, Rutland, Bennington, Franklin, Windsor, Orange and Windham. Eight offices are located in Windham County - The Main Office and two branches in Brattleboro, and offices in Bellows Falls, Jamaica, Newfane, West Dover and Wilmington. An office is operated in Bennington County in the Town of Bennington, and five offices operate in Chittenden County in the City of Burlington, two in South Burlington, Essex Junction Winooski. The Bank has six offices in Windsor County in the Towns of Chester, Ludlow, Springfield, White River Junction, Windsor and Woodstock. Four facilities are located in Rutland County, three in Rutland and one in Fair Haven. Six offices are located in Washington County, one each located on State Street and Main Street in Montpelier, the Berlin Shopping Mall, the Vermont Shopping Center in Berlin, Northfield and Barre. One office is operated in Franklin County in the town of St. Albans and one office is located in Orange County in the town of Williamstown. Of these offices, seventeen are owned by the Bank, twelve are leased directly from independent parties as lessors, and two buildings are owned by the Bank, but are situated on leased land. The Bank also owns and occupies a building in Brattleboro which it uses for its operational functions. The Company and Bank do not own any other real estate, except real estate that may be held temporarily following a foreclosure in connection with loan business. See Notes 5 and 8 to the Consolidated Financial Statements for information as to amounts at which bank premises are carried, and as to commitments for lease obligations.

Item 3 - Legal Proceedings

     VFSC is a party to litigation arising in the ordinary course of its business.

     Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on VFSC's consolidated financial condition or results of operation, including quarterly earnings.

Item 4 - Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter to a vote of security holders.

                                    PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

          As of February 28, 1994, VFSC Common Stock consisted of 20,000,000 authorized shares, $1.00 par value per share, of which 3,417,829 were issued and outstanding (exclusive of treasury shares). VFSC Common Stock is traded on NASDAQ-NMS. The transfer agent and registrar for VFSC Common Stock is VNB.

          Presented below is the range of market prices paid on Common Stock of Vermont Financial Services Corp. for each quarter in 1993 and 1992.

                                                   Dividends
     Year        Quarter      High        Low      Declared
     1993          4th        $19-1/4     $16-3/4     $.08
                   3rd         19-1/2      17          .08
                   2nd         23          16-1/2      .08
                   1st         21          14-1/2        -
     1992          4th        $16-3/8     $13-1/2      .08
                   3rd         16-1/4      13            -
                   2nd         17-7/8      14-1/2        -
                   1st         19-1/2      9             -

          Per the Bank's stockholder reports, the approximate number of stockholders as of January 24, 1994 was 2,200.



Item 6 - Selected Financial Data
          The following table sets forth selected data regarding the Company's operating results and financial position. This data should be read in conjunction with Management's Discussion and Analysis and the Consolidated Financial Statements and Notes thereto. The results of operations, per share data and the total cash dividends, allowance for loan losses and nonperforming assets ratios as of and for the five years ended December 31, 1993 are derived from the financial statements of the Company which have been audited by Coopers & Lybrand, independent certified public accountants. The financial condition and operations of the Company essentially reflect the operations of Vermont National Bank.

                                                         Year Ended December 31,
                                          1993        1992        1991        1990        1989
                                              (Dollars in thousands, except per share data)
Results of Operations:
  Interest income                        $66,729     $71,646     $82,867     $88,079     $86,657
  Interest expense                        25,075      33,116      46,558      53,292      50,749
  Net interest income                     41,654      38,530      36,309      34,787      35,908
  Provision for loan losses                4,900       7,500      14,400      13,565       2,800
  Net interest income after
    provision for loan losses             36,754      31,030      21,909      21,222      33,108
  Other operating income                  16,393      13,912      13,317      10,105       8,301
  Other operating expense                 46,677      39,882      35,652      32,264      29,321
  Income (loss) before income taxes        6,470       5,060        (426)       (937)     12,088
  Applicable income tax expense (benefit)  1,699       1,304        (610)     (1,235)      3,395
  Net income                              $4,771      $3,756        $184        $298      $8,693
                                          ======      ======        ====        ====      ======
Balance Sheet Data At Year End:
  Total assets                          $934,485    $906,148    $893,658    $885,028    $852,575
  Loans, net of unearned income          689,256     683,483     663,911     676,064     649,201
  Securities available for sale          161,238     128,986     144,728     117,793     104,820
  Total deposits                         773,434     749,579     817,033     775,292     747,297
  Stockholders' equity                    68,208      63,084      59,415      59,174      61,656
Per Share Data:
  Net income:
    Primary                                $1.40       $1.10       $0.05       $0.09       $2.70
    Fully diluted                           1.40        1.10        0.05        0.09        2.60
  Total cash dividends declared             0.24        0.08        0.15        0.90        1.00
  Book value at period end:
    Primary                               $19.96      $18.54      $17.50      $17.50      $18.33
    Fully diluted                         $19.96      $18.54      $17.50      $17.50      $18.33
Average primary shares outstanding     3,411,211   3,399,343   3,388,072   3,372,413   3,215,657
Selected Financial Ratios:
  Return on average total assets            0.52%       0.42%       0.02%       0.03%       1.09%
  Return on average stockholders' equity    7.35        6.20        0.32        0.48       15.22
  Net interest margin (1)                   5.10        4.79        4.63        4.50        5.01
  Cash dividends per share as a
    percentage of earnings per share          17           7         300       1,000          38
  Average stockholders' equity to
    average assets                          7.13        6.81        6.63        7.26        7.13
  Core (leverage) capital ratio at period
    end (2)                                 7.15        6.94        6.62        6.69        7.22
  Total risk-based capital ratio at
    period end (3)                         11.40       10.77       10.37        9.72         N/A
  Allowance for loan losses to period
    end loans, net of unearned income       2.11        2.65        2.66        1.92        0.95
  Nonperforming assets to period end
    loans plus other real estate owned (4)  3.62        5.80        6.08        3.20        1.57
  Net charge-offs to average net loans      1.20        1.05        1.55        1.02        0.25

(1)Net interest income stated on a fully taxable equivalent basis divided by average earning assets.
(2)Equal to stockholders' equity less intangilbes divided by total assets less intangibles.
(3)Equal to stockholders' equity less intagnibles plus the allowable portion of
the allowance for loan losses divided    by total risk weighted assets.
(4)Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

For the years ended December 31, 1993, 1992 and 1991.

Overview

     Net income for 1993 was $4.8 million, up from the $3.8 million and $184,000 earned in 1992 and 1991, respectively. Return on average assets was 0.52% in 1993, 0.42% in 1992 and 0.02% in 1991. Return on average stockholders' equity was 7.35% in 1993, 6.20% in 1992 and 0.32% in 1991.

     On a primary and fully diluted per share basis, net income was $1.40, $1.10 and $0.05 in 1993, 1992 and 1991, respectively.

Results of Operations

Net Interest Income

     The following table presents the major categories of earning assets and interest-bearing liabilities with their corresponding average balances, related interest income or expense and resulting yields and rates on a fully taxable equivalent basis for the years indicated.

                                    1993                       1992                     1991
                                   Interest    Rate           Interest    Rate           Interest    Rate
                           Average  Income/   Earned/ Average  Income/   Earned/ Average  Income/   Earned/
                           Balance Expense(1) Paid(1) Balance Expense(1) Paid(1) Balance Expense(1) Paid(1)
ASSETS
Earning assets:
  Loans, net of unearned
    income (2)            $688,976   $58,077  8.43%  $668,197   $60,912  9.12%  $667,677   $71,843  10.76%
  Taxable
    securities (at cost)   133,212     8,732  6.55    137,759    10,598  7.69    115,922    10,292   8.88
  Tax exempt
    securities (at cost)     7,603       632  8.31      7,484       615  8.22      9,333       908   9.73
  Federal funds sold and
    securities purchased
    under agreements to
    resell                     799        25  3.13      1,018        38  3.73      8,342       489   5.86
  Interest-bearing bank
    deposits                    49         2  4.08         50         2  4.00      2,169       147   6.78
    Total earning assets   830,639    67,468  8.12    814,508    72,165  8.86    803,443    83,679  10.42
Noninterest-earning assets:
  Cash and due from banks   38,155                     34,551                     32,434
  Premises and equipment,
    net                     19,124                     18,248                     17,751
  Other assets              37,634                     40,956                     33,630
  Allowance for loan
    losses                 (16,188)                   (18,445)                  (16,176)
    Total assets          $909,364                   $889,818                  $871,082
                          ========                   ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and transactional
    deposits              $439,176    12,333  2.81   $388,243    14,368  3.70   $337,161    18,165   5.39
  Certificates of deposit
    and other time deposits:
    --$100,000 or more      29,264     1,214  4.15     71,263     3,870  5.43    118,716     8,714   7.34
    --Under $100,000       195,846     8,642  4.41    225,668    12,631  5.60    241,030    17,583   7.29
  Federal funds purchased
    and securities sold
    under agreements to
    repurchase              66,800     2,335  3.50     41,194     1,630  3.96     25,620     1,590   6.21
  Other borrowed funds      16,064       551  3.43     15,469       617  3.99      8,385       506   6.03
    Total interest-bearing
      liabilities          747,150    25,075  3.36    741,837    33,116  4.46    730,912    46,558   6.37
Noninterest-bearing
  liabilities:
  Demand deposits           90,934                     80,254                     73,485
  Other liabilities          6,397                      7,138                     8,902
    Total liabilities      844,481                    829,229                    813,299
  Stockholders' equity      64,883                     60,589                     57,783
    Total liabilities
      and stockholders
      equity              $909,364                   $889,818                   $817,082
                           =======                   ========                   ========
Net interest income                  $42,393                    $39,049                    $37,121
                                      ======                     ======                     ======
Net interest spread(3)                        4.76%                     4.40%                     4.05%
                                              ====                      ====                      ====
Net Interest margin                           5.10%                     4.79%                     4.63%
                                              ====                      ====                      ====

(1) Includes a fully taxable equivalent adjustment based on a 34% federal income tax rate.
(2) Nonaccrual loans are included in the average amounts outstanding.
(3) The difference between the rate earned on total earning assets and the rate paid on total interest-bearing liabilities.

     Net interest income increased $3.1 million or 8.1% to $41.6 million in 1993 from $38.5 million in 1992. This compared to a $2.2 million or 6.1% increase in 1992 from 1991. On a fully taxable equivalent basis, net interest income increased $3.3 million or 8.6% from 1992 to 1993 and $1.9 million or 5.2% from 1991 to 1992. The increase in 1993 was primarily caused by the following: First, total earning assets increased $16.1 million while total interest-bearing liabilities only rose $5.3 million as nonperforming asset levels decreased. Second, the rate paid on interest-bearing liabilities decreased 1.10% while the rate earned on earning assets only decreased 0.74%. During 1990 and 1991 banks in New England generally paid premium rates for deposits. These premiums narrowed in 1992 and 1993. In addition, the Company's growth in savings and transactional deposits and the ability to attract low cost securities sold under agreements to repurchase allowed it to reduce its reliance on higher cost certificates of deposit and other time deposits of $100,000 or more and under $100,000.

     Average earning assets increased slowly over the last two years with 2.0% and 1.4% growth rates in 1993 and 1992, respectively. The 1993 growth came from loans, primarily in the municipal area.

     Average interest-bearing liabilities increased $5.3 million, or 0.7% in 1993 following a $10.9 million, or 1.5% growth in 1992. Over the two-year period, average core interest-bearing deposits (savings and transactional deposits and certificates of deposit and other time deposits under $100,000) increased by $56.8 million. Non-core interest-bearing liabilities were reduced by $40.6 million over the same period.

     In spite of rate fluctuations, the Company's net interest margin had been between 5.01% and 5.09% from 1987 to 1989. Continued weakness in the New England and Vermont economies in 1990 and 1991 resulted in higher levels of nonaccrual loans and nonearning assets for 1990 and 1991. This resulted in a loss of interest income and a reversal of previously accrued interest on loans placed on nonaccrual status. This, combined with the premium rates paid for deposits in New England in 1991 and 1990, resulted in net interest margins of 4.63% and 4.50% for 1991 and 1990, respectively. During 1992, the reduction of the New England premium rates and higher loan fees in the mortgage area (see discussion of mortgage activity following) led to an improved margin of 4.79%. Continued strong loan fees, a reduction in the level of nonperforming assets and an improved net interest spread as discussed above resulted in a margin of 5.10% in 1993. Management expects some deterioration in this rate in 1994 as competition leads to a lower interest spread.

              The following table provides an analysis of the variances in net interest income, on a fully taxable equivalent basis, attributable to changes in volume and rate. Volume variances are calculated by multiplying the preceding year's rate by the current year's change in the average balance. Rate variances are calculated by multiplying the current year's change in rate by the prior year's average balance.

                                                  1993 vs. 1992                     1992 vs. 1991
                                            Net                                Net
                                          Increase     Due to Changes in     Increase      Due to Changes in
                                         (Decrease)   Volume(1)    Rate(1)  (Decrease)    Volume(1)    Rate(1)
                                                                    (In thousands)
INTEREST INCOME:
  Loans(2)                                 $(2,835)     $1,860     $(4,695)   $(10,931)        $56    $(10,987)
  Taxable securities                        (1,866)       (340)     (1,526)        306       1,791      (1,485)
  Tax exempt securities                         17          10           7        (293)       (164)       (129)
  Federal funds sold and securities
    purchased under agreements to resell       (13)         (7)         (6)       (451)       (319)       (132)
  Interest-bearing bank
           deposits                              -          -          -          (145)       (102)        (43)
      Total interest income                 (4,697)      1,523      (6,220)    (11,514)      1,262     (12,776)
INTEREST EXPENSE:
  Savings and transactional deposits        (2,035)      1,721      (3,756)     (3,797)      2,475      (6,272)
  Certificates of deposit and other
    time deposits:
    --$100,000 or more                      (2,656)     (1,897)       (759)     (4,844)     (2,934)     (1,910)
    --Under $100,000                        (3,989)     (1,530)     (2,459)     (4,952)     (1,067)     (3,885)
  Federal funds purchased and securities
    sold under agreements to repurchase        705         913        (208)         40         747        (707)
  Other borrowed funds                         (66)         23         (89)        111         323        (212)
     Total interest expense                 (8,041)       (770)     (7,271)    (13,442)       (456)    (12,986)
  Change in net interest income             $3,344      $2,293      $1,051      $1,928      $1,718        $210
                                            ======      ======      ======      ======      ======      ======

(1) The effect of changes due to both volume and rate have been allocated to
the change in volume and change in     rate categories in proportion to the
relationship of the absolute dollar amounts of the change in each category.
(2) Includes nonaccrual loans.

Provision for Loan Losses

     The provision for loan losses charged to operating expense is based upon management's judgment of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb possible losses. The factors evaluated include, but are not limited to: the size, composition, growth and quality of the loan portfolio, specific and potential problem loans, current economic conditions and their effect on a borrower's performance in relation to contract terms, historical loss experience by loan type and loan collectibility.

     The provision for loan losses in 1993 was $4.9 million compared to $7.5 million in 1992 and $14.4 million in 1991. Net loans charged off were $8.2 million, $7.0 million and $10.3 million for the respective years. The $6.9 million reduction in the provision for 1992 was principally due to 1) the lower level of charge-offs (See "Allowance for Loan Losses" section following), 2) a small reduction in the level of nonperforming assets (See "Nonperforming Assets and Risk Elements" section following) and 3) management's view that the Vermont economy began a slow recovery near the end of 1992. The provision was reduced an additional $2.6 million in 1993 as nonperforming asset levels improved significantly, and the Vermont economy continued to improve.

Other Operating Income and Other Operating Expense

     In 1993, other operating income increased $2.5 million, or 18%, from the $13.9 million earned in 1992. Net of the $1.1 million increase in securities gains, other operating income was up $1.4 million, or 11%, compared to 1992.

     In 1992, other operating income increased $595,000, or 4.5% over 1991. The two major items representing the increase were service charges on deposit accounts and securities gains. Respectively, they contributed $446,000 and $374,000 to the increase. Noninterest income is expected to continue to grow at a similar pace in 1994.

     Total other operating expense increased $6.8 million, or 17%, in 1993 and $4.2 million, or 12% in 1992. Net OREO and collection expenses and losses represented $4.1 million, or 61%, and $1.6 million, or 38% of the increases in 1993 and 1992, respectively. As a result of the reduction of nonperforming assets achieved in 1993, management expects a significant reduction of this expense in 1994. Pension and other employee benefits increased $1.1 million in 1993 due to 1) a $497,000 increase in early retirement and termination costs,
2) a $114,000 profit sharing allocation as a result of the Company 25% match of employees' contributions to the Company's 401k plan, 3) a $152,000 increase in medical insurance payments, 4) a $146,000 increase in the cost of the Company's supplemental executive officers' retirement plan due to decreasing the discount rate used to calculate benefits from 9% to 7-1/2% and 5) a $98,000 increase in pension expense. The discount rate that will be used to calculate pension and other employee benefits for 1994 will be 7% versus 7-1/2% in 1993. Although a decrease in the discount rate will increase the costs of the associated benefits, management expects that it will not be significant. Salary expense was $16.3 million in 1993, $15.8 million in 1992 and $14.6 million in 1991, increases of 3% and 8%, respectively.

Applicable Income Taxes

     During 1993 and 1992 the Company recorded income tax expense of $1.7 million and $1.3 million respectively, versus a benefit of $0.6 million in 1991. The change was almost entirely due to the level of pre-tax earnings. See footnotes 1 and 9 to the financial statements.

Financial Condition

Loans
     Over the past two years the loan portfolio has increased $25.3 million, or 3.8%. Of the $23.0 million increase in commercial loans over the two year period, $21.5 million has resulted from a higher level of municipal loans. Residential loans and consumer loans are up $14.2 million and $9.2 million, respectively over the period while construction and commercial loans secured by real estate are down $21.1 million. Loans, net of unearned income, totaled $689.3 million at December 31, 1993 and represented 73.8% of total assets compared to 75.4% and 74.3% in 1992 and 1991, respectively. In structuring the composition of its loan portfolio, the Company considers the following factors: profitability, liquidity, risk, rate sensitivity and service in its market area.

     The Bank makes commercial business loans to small and medium sized companies in Vermont and is the leading commercial lender in the State.

     Construction and commercial loans secured by real estate include loans secured by residential and commercial properties, office and industrial buildings, condominium development and land development properties. The Company limits both of these types of lending activities and the properties securing these loans to its primary market area in Vermont and adjacent
communities in neighboring states.   Over 60% of the commercial real estate
portfolio represents loans on owner occupied properties. Real estate values in Vermont have been depressed as a result of the recent recession in New England and the Nation, but have experienced some recent improvement. Management's goal is to keep the construction loan portion of the loan portfolio below 5% of total loans. As of December 31, 1993 this sector represented 3.3% of the portfolio.

     Residential real estate loans increased 2.9% to $222.9 million in 1993 and 3.7% to $216.5 million in 1992. The lack of growth in this portfolio reflects the Company's strategy to originate fixed-rate mortgage loans for sale in the secondary market, while retaining servicing on such loans. Also included in this category are home equity loans which totaled $37.1 million, $38.5 million and $39.6 million on December 31, 1993, 1992 and 1991, respectively. In 1993, the Bank originated $231.3 million of residential mortgage loans and sold $189.7 million of loans in the secondary market, compared to $235.6 million originated and $192.1 million sold in 1993 and $144.4 million originated and $117.0 million sold in 1991. The high levels of the last two years in part reflect lower interest rates which led to a significant number of mortgage refinancings. This trend is expected to subside in 1994 due to anticipated interest rate increases.

     At year end 1993, the mortgage servicing portfolio totaled $438.9 million compared to $416.9 million at year end 1992 and $369.1 million at year end 1991 and currently generates income of approximately $2.0 million per year. Of the residential real estate portfolio, 72.8% were adjustable rate loans and 27.2% were fixed rate loans. Residential real estate loans represented 32.3%, 32.1% and 31.9% of gross loans at year end 1993, 1992 and 1991, respectively.

     Consumer loans represented 13.4%, 12.7% and 12.7% of gross loans at year end 1993, 1992 and 1991, respectively. It is the Company's strategy to increase the size of the consumer portfolio at a faster rate than either the commercial or real estate portfolios during 1994. Credit card loans and related plans were $36.9 and $28.2 million of total consumer loans at December 31, 1993 and 1992, respectively.

The following table summarizes the compositions of the Company's loan portfolio at the dates indicated.

                                                                 December 31,
                                            1993        1992        1991        1990        1989
                                                              (in thousands)
Commercial(1)                             $192,964    $188,433    $169,986    $171,214    $175,558
Real Estate:
  Residential                              222,852     216,503     208,666     196,381     201,475
  Commercial                               158,034     164,613     160,276     150,831     114,052
  Construction                              22,984      28,370      41,804      58,192      76,822
    Total real estate                      493,870     409,486     410,746     405,404     392,349
Consumer                                    92,422      85,564      83,178      99,446      81,294
    Total loans, net of unearned income   $689,256    $683,483    $663,910    $676,064    $649,201
                                          ========    ========    ========    ========    ========

(1) Includes loans to Vermont municipalities and industrial revenue bonds of $30,339, $13,680, $8,857, $11,767 and $14,517 for years 1993 through 1989, respectively.

The following table details the loan maturity and interest rate sensitivity of loans, exclusive of loans secured by 1-4 family residential property and consumer loans, at December 31, 1993.

                                                  Repricing
                                             After One   After
                                    Within   But Within  Five
                                   One Year  Five Years  Years     Total
                                               (in thousands)
Loans:
     With fixed interest rates      $41,099   $24,405   $34,176   $99,680
     With variable interest rates   274,302         -         -   274,302
          Total                    $315,401   $24,405   $34,176  $373,982
                                    =======    ======    ======   =======

Nonperforming Assets and Risk Elements

     It is the Company's policy to manage the loan portfolio so as to recognize and respond to problem loans at an early stage and thereby minimize losses.
All new loan originations, loan renewals, loans categorized as past due and classified loans are reviewed on a weekly basis by the administrative officers in charge of the commercial, mortgage and consumer loan portfolios. In turn, the status of these loans is reported in detail to senior management and the Loan Committee of the Board of Directors on a monthly basis. From these reviews, determinations are made on a case-by-case basis as to the collectibility of principal and interest.

     Nonreceipt of contractually due principal or interest payments on loans 30 days after the due date results in their being reported as past due with increased monitoring and collecting efforts to restore such loans to current status. Mortgage loans are classified as nonaccrual and placed on a cash basis for purposes of income recognition when they become 180 days past due or when foreclosure action is started. Commercial loans are placed on nonaccrual status and placed on a cash basis when they become 90 days past due as to principal or interest, unless they are adequately collateralized or are expected to result in collection within the next 60 days. While no specific period of delinquency triggers nonaccrual status for consumer loans, unsecured installment loans 90 days or more past due and secured installment loans 180 days or more past due are generally recommended for charge-off.

     A loan remains in nonaccrual status until the factors which indicate doubtful collectibility no longer exist and six consecutive months of contractual payments are received or until the loan is determined to be uncollectible and is charged off against the allowance for loan losses. Credit card loans are required to be charged off after 180 days without a payment. Commercial loans 180 days or more past due must be recommended for charge-off unless management determines the collateral is sufficient. When a mortgage loan in default is transferred to OREO, its carrying value is the lesser of the loan amount or the fair value of the property collateralizing the loan, less the estimated cost to sell the property. A loan is classified as a restructured loan when the interest rate is materially reduced or when the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at the contractual rate. All of the $1.5 million of accruing restructured loans as of December 31, 1993 were in full compliance with restructured terms and conditions. An additional $4.3 million of loans have been restructured and are in full compliance with restructured terms and conditions. However, as there remains some doubt as to the ultimate collectibility of all principal and interest on these loans, they are classified as nonaccrual as of December 31, 1993 in the table below. The average yield on these loans is 5.1% with $2.7 million of the balance at a rate of interest below the current market.

     The following table provides information with respect to the Company's past due loans and the components of nonperforming assets at the dates indicated.

                                                      December 31,
                                      1993      1992      1991      1990      1989
                                                   (Dollars in thousands)
Loans 90 days or more past due
  and still accruing interest        $1,398    $5,765    $7,990    $3,274    $3,944
                                     ======    ======    ======    ======     =====
Nonperforming assets:
  Nonaccrual loans                  $20,761   $31,646   $27,828   $19,727    $8,849
  Other real estate owned             2,756     8,510     7,467     1,794     1,373
  Restructured loans - accruing       1,532         -     5,505       185         -
Total nonperforming assets          $25,049   $40,156   $40,800   $21,706   $10,222
                                    =======   =======   =======   =======   =======
Nonperforming assets to period end loans,
  net of unearned income, plus other
  real estate owned                    3.62%     5.80%     6.08%      3.20%   1.57%
                                       ====      ====      ====       ====    ====

     In December 1993, $5.5 million of insubstance foreclosures (ISF) were transferred from OREO to loans and are included with nonaccrual loans in the above table. Prior years' ISF loans have been reclassified accordingly.

     Interest income of $1,765,000 and $2,161,000 would have been recorded in 1993 and 1992, respectively, if nonaccrual and restructured loans had been on a current basis in accordance with their original terms. No interest income was recorded on nonaccrual loans during 1993 or 1992. All payments, totaling $818,000 and $668,000, respectively were applied as principal reductions.

     At December 31, 1993, all nonaccrual loans were collateralized. In addition, it is the Company's policy to obtain personal guarantees of the principals whenever it is possible. As of December 31, 1993, 36% of the total nonaccrual loans are current as to contractual terms. Loans to three borrowers, totaling $4.9 million represented 24% of nonaccrual loans. Management expects to see improvement in 1994 over the 1993 charged-off loan total with a further decrease in the level of nonperforming assets. Management is not aware of any current recommendations by regulatory authorities or suggestions with respect to loans classified as loss, doubtful, substandard or special mention which, if they were implemented, would have a material effect on the Company.

Allowance for Loan Losses

     The allowance for loan losses is available to absorb future losses which are anticipated in the current loan portfolio. The adequacy of the allowance for loan losses, which is formally reviewed on a monthly basis by management, is evaluated according to the factors outlined in "Provision for Loan Losses". To maintain the allowance at an adequate level, current earnings are charged with an amount necessary to restore the allowance to the desired level. A loan loss is charged against the allowance when management believes the collectibility of principal and interest with respect to such loan is unlikely. The allowance for loan losses equalled $14.6 million, or 2.11% of the total loan portfolio at December 31, 1993, compared with 2.65% at year end 1992 and 2.66% at year end 1991. On December 31, 1993 the allowance for loan losses represented 58% of total nonperforming assets and 65% of nonperforming loans, compared to 45% and 57%, respectively, at year end 1992.

     The following table provides an analysis of the allowance for loan losses and an analysis of loans charged off and recoveries by type of loan and for the years indicated.

                                                                      Year Ended December 31,
                                                         1993        1992        1991        1990     1989
                                                                      (Dollars in thousands)

Allowance for loan losses at beginning of year         $17,893     $17,410     $12,924      $6,177   $4,936
Acquired allowance (See Note 4 to Consolidated
  Financial Statements)                                      -           -         402           -        -
Loans charged off:
  Commercial, commercial real estate and construction   (7,318)     (5,721)     (8,631)     (5,690)  (1,340)
  Real Estate-residential                                 (708)       (372)       (241)       (134)      (6)
  Consumer                                              (1,408)     (1,940)     (2,207)     (1,501)    (892)
      Total loans charged off                           (9,434)     (8,033)    (11,079)     (7,325)  (2,238)
Recoveries of loans previously charged off:
  Commercial, commercial real estate and construction      828         550         553         326      473
  Real estate-residential                                   52          83          20           -        -
  Consumer                                                 320         383         190         181      206
      Total Recoveries                                   1,200       1,016         763         507      679
Net loans charged off                                    8,234       7,017      10,316       6,818    1,559
Additions to allowance charged to earnings               4,900       7,500      14,400      13,565    2,800
Allowance for loan losses at year end                  $14,559     $17,893     $17,410     $12,924   $6,177
                                                       =======     =======     =======     =======   ======
Ratio of net charge-offs to average loans                 1.20%       1.05%       1.55%       1.02%    0.25%
Allowance for loan losses to period end loans, net of
  unearned income                                         2.11%       2.65%       2.66%       1.92%    0.95%

     Net loans charged off in 1993 totaled $8,234,000 or 1.20% of average loans. This compares with $7,017,000 or 1.05% in 1992 and $10,316,000 or 1.55%
in 1991. In 1993 and 1992, no loan charged off exceeded 10% of the net loans charged off during the year. In 1991 loans charged off for one customer totaled $1,125,000. No other charge-offs exceeded 10% of the year's total.
The increase in charge-offs for 1993 is consistent with the decrease in nonperforming assets noted above. Management entered into certain stipulated agreements and took deeds in lieu of foreclosure in order to speed up the foreclosure process. While this strategy reduced the ultimate cost of these problem assets, it did increase the charge-offs for 1993.

     While all segments of the Company's loan portfolio are subject to continuous quality evaluation, there is no precise method for predicting loan losses. An evaluation of the collectibility of a loan requires the exercise of management's judgment. Since the determination of the adequacy of the allowance is necessarily judgmental and involves consideration of various factors and assumptions, management is of the opinion that an allocation of the reserve is not necessarily indicative of the specific amount of future charge-offs or the specific loan categories in which these charge-offs may ultimately occur.

     The following table summarizes the allocation of the allowance for loan losses at December 31, 1993, 1992, 1991, 1990 and 1989. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Also during the last four years, management provided an unallocated allowance for expected charge-offs not specifically identified in the loan portfolio.

                                                       December 31,
                                 1993           1992           1991               1990                 1989
                                 Loan Type        Loan Type        Loan Type         Loan Type       Loan Type
                           Amount to Total  Amount to Total  Amount to Total  Amount  to Total Amount to Total
                         Allocated  Loans  Allocated Loans  Allocated Loans  Allocated Loans  Allocated Loans
                                                         (Dollars in thousands)
Commercial                   $4,841   28%     $6,722   28%     $4,397   26%     $2,700   25%  $2,300    27%
Real Estate-Commercial        3,976   23       4,563   23       3,921   23       2,330   22    1,494    17
Construction                    519    3       1,827    4       1,081    6         918    9    1,006    12
Real Estate-Residential         722   32         709   32       1,326   32         557   29      170    31
Consumer                      1,708   14       1,845   13       1,840   13       1,326   15    1,207    13
Unallocated                   2,793    -       2,227    -       4,845    -       5,093    -        -     -
                            $14,559  100%    $17,893  100%    $17,410  100%    $12,924  100%  $6,177   100%
                            =======  ===     =======  ===     =======  ===     =======  ===   ======   ===

Investment Portfolio
     The investment portfolio is utilized primarily for liquidity and secondarily for investment income. As a result, the portfolio is primarily comprised of short-term U. S. Treasury instruments and high grade municipal obligations, mortgage-backed securities and corporate bonds with short maturities. These various segments of the investment portfolio and their related income are reported monthly to the Company's Board of Directors.

     The following table summarizes the composition of the Company's investment portfolio at the dates indicated.

                                                      December 31,
                                             1993        1992        1991
                                           (Market      (Cost       (Cost
                                            Value)      Value)      Value)
                                                    (In thousands)
     U.S. Treasury and other U.S..
       Government agencies                $68,170     $43,650     $49,962
     State and political subdivisions        8,886       6,854       9,182
     Mortgage-backed securities             70,391      70,805      75,034
     Other securities                       13,791       7,677      12,187
       Total                              $161,238    $128,986    $146,365
                                          ========    ========    ========

     The investment portfolio increased 25.0% to $161.2 million at year end. During 1992 the portfolio decreased 11.9% to $129.0 million at year end. The total portfolio as a percent of total assets was 17.3% at year end 1993 compared to 14.2% and 16.4% at year end 1992 and 1991, respectively.

     On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (See Note 1 to the Consolidated Financial Statements). Securities are carried at fair market value at December 31, 1993 in the above tables. The other two year's values reflect the amortized cost of the securities at the respective dates. During 1993 the Company and national economy saw record low interest rates and record high repayments in the mortgage-backed securities portfolio. These mortgage-backed securities include newly issued and seasoned securities of government housing agencies and those portions of agency-backed collateralized mortgage obligations with relatively short and stable average lives. During 1993 management reinvested the proceeds of sales and prepayments in this portfolio. Additional funds were primarily invested in U. S. Treasury and other U. S. government agency securities. The average maturity of the investment portfolio remains at approximately 3-1/2 years.

     The Company invests a portion of its capital in marketable equity securities which comprised 3.0%, 3.7% and 3.0% of total investments at December 31, 1993, 1992 and 1991, respectively.

     The following table sets forth the maturities of the Company's investment securities at December 31, 1993 and the weighted average yields of such securities. Weighted average yields on tax exempt obligations have been computed on a fully taxable equivalent basis assuming a federal tax rate of 34%. The yields are calculated by dividing annual interest, net of amortization of premiums and accretion of discounts, by the book value of the securities at December 31, 1993.

                                                                    Maturing (at Market Value)
                                                                After One But      After Five But
                                                 Within          Within Five         Within Ten            After
                                                One Year            Years               Years            Ten Years
                                            Amount   Yield      Amount   Yield      Amount   Yield   Amount   Yield
                                                                     (Dollars in thousands)
U.S. Treasury and other U.S. Government
  agencies                                 $     -       -%    $22,186    6.47%    $45,984    5.88%    $  -      -%
State and political subdivisions               504    7.43       3,235    8.06       4,909    6.39      238   10.61
Mortgage-backed securities                  13,028    7.42      52,219    6.18       5,144    6.53        -       -
Other fixed income securities                8,297    3.39         645    5.52           -       -        -       -
  Total                                    $21,829    5.89     $78,285    6.33     $56,037    5.98     $238   10.61
                                           =======             =======             =======             ====
Tax equivalent adjustment for calculation
  of yield                                     $13                 $89                $107               $9
                                            ======              ======              ======              ===

(1) Does not include equity securities of $4,849 at December 31, 1993.

Deposits
     Average total deposits for 1993 of $755.2 million represented a $10.2 million, or 1.3%, decrease from 1992's average, which had decreased $5.0 million, or 0.6%, over 1991's average balances. The reduction for both years was due to management's decision to replace high cost certificates of deposit and other time deposits of $100,000 or more (large CDs) with less expensive deposits, securities sold under agreements to repurchase and other borrowings. The average balance of these large CDs was $29.3 million in 1993, $71.3 million in 1992 and $118.7 million in 1991. In 1993 this reduction was offset by a $31.8 million total increase in the average balance of all other deposit categories, considered core deposits by management. Large CDs represented 3.9% of average total deposits in 1993 versus 9.3% in 1992 and 15.4% in 1991. The majority of these deposits were obtained from local Vermont customers. Management expects to limit future asset growth primarily to the growth of core deposits as opposed to the more volatile large CDs and other borrowed funds.

     The following table summarizes the daily average amount of deposits for the years indicated, and rates paid on such deposits on the last day of the respective year.

                                                                           December 31,
                                                       1993                     1992                   1991
                                               Amount         Rate      Amount        Rate      Amount     Rate
                                                                      (Dollars in thousands)

Demand deposits                               $90,934           - %    $80,254          - %    $73,485       - %
Interest-bearing transactional deposits       303,360         2.77     266,701        2.80     262,553     4.05
Savings deposits                              135,816         2.50     121,542        2.98      74,608     5.00
Certificates of deposit and other
  time deposits:
  -$100,000 or more                            29,264         3.91      71,263        4.31     118,716     6.29
  -Under $100,000                             195,846         4.29     225,668        4.70     241,030     6.65
  Total                                      $755,220                 $765,428                $770,392
                                             ========                 ========                ========

     The following table shows the maturity schedule of certificates of deposit and other time deposits of $100,000 or more at December 31, 1993.

                                         Certificates  Other Time
                                          of Deposit    Deposits      Total
                                                    (in thousands)

                 3 months or less            $7,746       $5,169     $12,915
                 Over 3 through 6 months      4,354            -       4,354
                 Over 6 through 12 months     5,989            -       5,989
                 Over 12 months               1,750            -       1,750
                   Total                    $19,839       $5,169     $25,008
                                            =======       ======     =======

Capital Resources

     The Company engages in an ongoing assessment of its capital needs in order to maintain an adequate level of capital to support business growth and ensure depositor protection. The Company's two sources of capital are internally generated funds and the capital markets. Primary reliance is on internally generated capital.

     Stockholders' equity as a percent of assets was 7.30%, 6.96% and 6.65% as of December 31, 1993, 1992 and 1991, respectively. Management's goal is to maintain a 7% equity to asset ratio so that the Company has sufficient capital to take advantage of expansion or capital opportunities that might arise. Average equity to average assets equalled 7.13% in 1993, 6.81% in 1992 and 6.63% in 1991.

     As a result of the Federal Deposit Insurance Corporation (FDIC) Improvement Act of 1991 (FDICIA), bank regulators have established uniform capitalization standards as per the following table. The ratios for the Company and the Bank as of December 31, 1993 and 1992 are shown for comparative purposes placing it in the "well capitalized" category at each respective date.

                     Total Risk     Tier 1 Risk   Leverage
                     Based Ratio    Based Ratio      Ratio
Well Capitalized     10% or above   6% or above   5% or above
Adequately
  Capitalized        8% or above    4% or above   4% or above
Undercapitalized     less than 8%   less than 4%  less than 4%
Significantly
  Undercapitalized   less than 6%   less than 3%  less than 3%
Critically
  Undercapitalized        -               -       2% or less

Vermont National Bank
  December 31, 1993     11.02%         9.76%          6.88%
  December 31, 1992     10.32%         9.05%          6.61%
Vermont Financial
  Services Corp.
  December 31, 1993     11.40%        10.14%          7.15%
  December 31, 1992     10.77%         9.51%          6.94%

     FDIC insurance rates after 1992 vary depending on a bank's capital ratio and regulatory rating. Well-capitalized institutions will be assessed less than those that are adequately capitalized, which are in turn lower than the other categories.

Liquidity and Interest Rate Sensitivity

     Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuation in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by the Company on an ongoing basis. Ready asset liquidity is provided by cash and due from banks, sales of excess funds, loan repayments and an investment portfolio with short maturities and ready marketability. In addition, the Company has a strong core deposit base which supports a significant portion of its earning assets. Secondary liquidity is provided by the potential sale of loans and other assets, large certificates of deposit, short or long-term debt borrowings, federal funds purchased, repurchase agreements and borrowing from the Federal Reserve Bank. During 1990, the Bank became a member of the Federal Home Loan Bank (FHLB) and has a borrowing capability of approximately $132 million with the FHLB.

     During 1993, total loans and securities increased by $6 million and $32 million, respectively. These increases were primarily funded through a $44 million increase in core deposits (deposits other than certificates of deposit and other time deposits of $100,000 or more.)

     Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The Company attempts to manage its interest rate sensitivity position through the composition of its loan and investment portfolios and by adjusting the average maturity of and establishing rates on earning assets in line with its expectations for future interest rates. The Company endeavors to maintain a cumulative gap ratio in all periods under one year of approximately one to one.

     The following table summarizes the Company's interest rate sensitivity over various periods at December 31, 1993.

                                                                     Repricing Date
                                      0-30 Days   31-90 Days    91-180 Days  181-365 Days  1-5 Years   Over 5 Years
                                                                (In thousands)

Earning assets:
  Loans (1)                            $284,897     $60,121       $70,572       $101,710    $116,127     $35,068
  Investment securities (2) (3)          11,004       4,600         5,512         22,077      87,636      25,560
  Other earning assets                    4,010           -            40              -          -            -
    Total                               299,911      64,721        76,124        123,787     203,763      60,628
Interest-bearing liabilities:
  MMDA's (4)                            184,175       5,126         7,689         15,381      15,381           -
  NOW's and Super NOW's (4)              10,053       6,702        10,053         20,106      52,589           -
  Savings and Clubs (4)                  15,761      15,762        12,609         18,913      70,000           -
  Certificates of Deposit                25,640      38,690        49,530         52,672      45,860         807
  Borrowed Funds                         82,815       1,878           609            400           -         733
    Total                               318,444      68,158        80,490        107,472     183,830       1,540

Net Interest Sensitivity Gap           $(18,533)    $(3,437)      $(4,366)       $16,315     $19,933     $59,088
                                       ========     =======        ======         ======     =======     =======

Cumulative Interest Sensitivity Gap                $(21,970)     $(26,336)      $(10,021)     $9,912     $69,000
                                                    =======       =======        =======      ======     =======

(1) Does not include non-accrual loans of $20,761 at December 31, 1993.
(2) Does not include equity securities of $4,849 at December 31, 1993.
(3) Repricing dates for mortgage-backed securities are based upon estimated actual principal prepayments obtained from third party sources. Amounts differ from maturity distribution in Note 2 to the financial statements, which reports the original average life date for mortgage-backed securities.
(4) Estimated based upon historical experience over the last five years. Money-market deposit accounts with an interest rate tied to an external index are included in the 0-30 day category.

Recent Developments

     During 1994, the Company plans to open a new branch in Barre, Vermont and convert its computer software. The cost of these capital expenditures will be approximately $2 million. No other additions to premises or equipment are expected to exceed $500,000. All additions will be funded through the operations of the Company.

     The Company's financial statements will be affected by rules and regulations which have been announced but are not yet effective.

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement shall be effective for financial statements issued for fiscal years beginning after December 15, 1994. This Statement is not expected to have a material impact on the financial statements of the Company.

     The FASB has also issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits", which is effective for the Company's 1994 financial statements. This statement's impact on the Company is expected to be immaterial.

     A recent District of Columbia federal court of appeals ruling, Chemical Manufacturers Association vs. Environmental Protection Agency No. 92-1314, potentially increased banks' liabilities for hazardous waste cleanup costs. It is the Bank's policy to require Phase I site assessments from a qualified engineering firm for all real estate loans in excess of $500,000 and any property of concern for loans below $500,000. Management is not aware of any hazardous waste actions against the Company or its borrowers.

     In the third quarter of 1993 the Company announced a definitive merger agreement with West Mass Bankshares, Inc. ("West Mass") of Greenfield, Mass. The Company has agreed to acquire West Mass in a stock-for-stock merger which will result in West Mass' banking subsidiary, United Savings Bank, becoming a wholly owned subsidiary of VFSC. West Mass has total assets of approximately $220 million as of December 31, 1993 and operates 6 banking offices in or near Greenfield, Mass. The Company anticipates closing the transaction in the second quarter of 1994 subject to receiving shareholder and regulatory approval. A special shareholders' meeting to consider the proposed merger has been called for April 26, 1994.

Item 8 - Financial Statements and Supplementary Data
Vermont Financial Services Corp.
Consolidated Balance Sheets

December 31,
                                                        1993         1992
Assets
Cash and Due from Banks                             $48,453,071  $49,569,717
Interest-bearing Deposits with other Banks               50,075       50,000
Federal Funds Sold and Securities Purchased Under
   Agreements to Resell                               4,000,000   10,000,000
     Total Cash and Cash Equivalents                 52,503,146   59,619,717
Securities Available for Sale
   Mortgage Backed Securities                        70,391,000   70,805,126
   Other Securities                                  90,847,000   58,180,644
     Total Securities Available for Sale            161,238,000  128,985,770
Loans                                               689,255,755  683,482,880
   Less:  Allowance for Loan Losses                 (14,559,054) (17,892,739)
          Net Loans                                 674,696,701  665,590,141
Premises and Equipment, Net                          19,960,559   18,513,741
Other Real Estate Owned (OREO)
   (Net of valuation reserve of $489,620 at
    December 31, 1993 and $910,606 at
    December 31, 1992)                                2,756,411    8,509,676
Other Assets                                         23,330,654   24,928,524
     Total Assets                                  $934,485,471 $906,147,569
                                                   ============ ============

Liabilities and Stockholders' Equity
Deposits:
   Demand                                           $99,935,918  $91,906,436
   Savings, NOW and Money Market Accounts           460,299,965  412,868,651
   Other Time                                       213,198,289  244,803,559
     Total Deposits                                 773,434,172  749,578,646
Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                    86,262,368   67,362,954
Liabilities for Borrowed Money                          172,753   20,737,629
Other Liabilities                                     6,408,115    5,384,443
     Total Liabilities                              866,277,408  843,063,672
Commitments and Contingencies
Stockholders' Equity:
   Common Stock - $1 Par Value;
      Authorized 20,000,000 Shares;
      Issued and Outstanding: 1993 - 3,522,268
                              1992 - 3,507,961        3,522,268    3,507,961
Preferred Stock - $1 Par Value;
   Authorized 5,000,000 Shares
Capital Surplus                                      41,240,272   41,005,520
Undivided Profits                                    24,805,446   20,853,103
Security Valuation Allowance                            698,652     (223,828)
Treasury Stock, at cost - 1993 - 105,255 shares
                          1992 - 105,271 shares      (2,058,575)  (2,058,859)
     Total Stockholders' Equity                      68,208,063   63,083,897
     Total Liabilities and Stockholders' Equity    $934,485,471 $906,147,569
                                                   ============ ============

See notes to consolidated financial statements.

Vermont Financial Services Corp.
Consolidated Statements of Income
                                          For the years ended December 31,
                                            1993         1992        1991
Interest Income
Interest and fees on loans              $57,547,052  $60,601,703  $71,339,955
Interest on securities available
   for sale:
     Taxable interest income              8,795,022   10,598,186   10,291,876
     Tax exempt interest income             359,943      406,023      599,185
Income on federal funds sold and
  securities purchased under
  agreements to resell                       25,156       38,484      489,305
Interest on time deposits                     1,727        1,715      146,710
     Total interest income               66,728,900   71,646,111   82,867,031
Interest Expense
Interest on deposits:
     Certificates of deposit
        over $100,000                     1,049,239    3,474,267    7,234,494
     Other deposits                      21,140,341   27,394,670   37,227,621
Interest on federal funds purchased,
   borrowed money and securities
   sold under agreements to repurchase    2,885,767    2,246,753    2,095,872
     Total interest expense              25,075,347   33,115,690   46,557,987
Net interest income                      41,653,553   38,530,421   36,309,044
Provision for loan losses                 4,900,000    7,500,000   14,400,000
Net interest income after provision
   for loan losses                       36,753,553   31,030,421   21,909,044
Other Operating Income
Securities gains                          1,998,462      869,720      495,830
Trust Department income                   2,774,883    2,508,293    2,471,730
Service charges on deposit accounts       3,973,798    3,577,094    3,131,280
Credit card fees                          2,622,791    2,601,047    2,663,485
Mortgage servicing income                 1,986,295    1,654,537    1,325,726
Other service charges, commissions
   and fees                               3,037,122    2,701,430    3,228,560
     Total other operating income        16,393,351   13,912,121   13,316,611
Net interest and other operating income  53,146,904   44,942,542   35,225,655
Other Operating Expense
Salaries and wages                        16,262,087  15,838,902   14,629,753
Pension and other employee benefits        4,508,339   3,425,712    3,437,106
Occupancy of bank premises, net            2,829,904   2,716,049    2,506,329
Furniture and equipment                    3,631,517   3,552,161    3,116,385
Net OREO and collection expenses
   and losses                              7,075,187   2,960,235    1,350,128
Printing and supplies                      1,071,057     879,985      841,639
FDIC Insurance                             1,872,675   1,765,636    1,567,525
Other operating expense                    9,426,546   8,744,126    8,203,387
     Total other operating expense        46,677,312  39,882,806   35,652,252
Income (loss) before income taxes          6,469,592   5,059,736     (426,597)
Applicable income tax expense (benefit)    1,698,865   1,303,659     (610,410)
Net Income                                $4,770,727  $3,756,077     $183,813
                                           =========   =========      =======
Earnings Per Common Share:
     Net Income-Primary and Fully Diluted      $1.40       $1.10        $0.05
                                                ====        ====         ====

See notes to consolidated financial statements.

Vermont Financial Services Corp.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 1993, 1992 and 1991
                                                                   Unrealized
                             Common        Capital      Undivided    Holding       Treasury
                              Stock        Surplus       Profits   Gains(Losses)     Stock         Total


Balance, January 1, 1991    $3,487,902   $40,831,098   $17,693,131   $(749,038)   $(2,088,955)   $59,174,138
Net Income                           -             -       183,813           -              -        183,813
Issuance of 9,822 Shares
  of Common Stock under
  Employee Stock Purchase
  Plan                           9,822        76,356             -            -             -         86,178
Issuance of 3,637 Shares
  of Common Stock under
  Dividend Reinvestment
  Plan                           3,637        24,759             -            -             -         28,396
Treasury Stock Sales                 -       (21,036)            -            -        29,582          8,546
Change in Security Valuation
  Allowance                          -             -             -      441,657             -        441,657
Cash Dividends Declared
  ($0.15)                            -             -      (507,703)           -             -       (507,703)

Balance, December 31, 1991   3,501,361    40,911,177    17,369,241     (307,381)   (2,059,373)    59,415,025
Net Income                           -             -     3,756,077            -             -      3,756,077
Issuance of 4,893 Shares
  of Common Stock under
Employee Stock Purchase Plan     4,893        68,625             -            -             -         73,518
Issuance of 1,707 Shares
  of Common Stock under
  Dividend Reinvestment
  Plan                           1,707        25,718             -            -             -         27,425
Treasury Stock Sales                 -             -             -            -           514            514
Change in Security Valuation
  Allowance                          -             -             -       83,553             -         83,553
Cash Dividends Declared
  ($0.08)                            -             -      (272,215)           -             -       (272,215)

Balance, December 31, 1992   3,507,961    41,005,520    20,853,103     (223,828)   (2,058,859)    63,083,897
Net Income                           -             -     4,770,727            -             -      4,770,727
Issuance of 4,214 Shares
  of Common Stock under
  Employee Stock Purchase
  Plan                           4,214        71,404             -            -             -         75,618
Issuance of 10,093 Shares
  of Common Stock under
  Dividend Reinvestment
  Plan                          10,093       163,348             -            -             -        173,441
Treasury Stock Sales                 -             -             -            -           284            284
Adoption of SFAS No. 115
  (net of income taxes of
  $360,060)                          -             -             -      922,480             -        922,480
Cash Dividends Declared
  ($0.24)                            -             -      (818,384)           -             -       (818,384)
Balance, December 31, 1993  $3,522,268   $41,240,272   $24,805,446     $698,652   $(2,058,575)   $68,208,063
                             =========    ==========    ==========      =======     ==========    ==========

See notes to consolidated financial statements.
Vermont Financial Services Corp.
Consolidated Statements of Cash Flow

                                         For the years ended December 31,
                                         1993          1992           1991
OPERATING ACTIVITIES
Net Income                             $4,770,727    $3,756,077     $183,813
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Provision for loan losses            4,900,000     7,500,000   14,400,000
   Provision for depreciation           2,102,661     1,983,735    1,834,704
   Amortization and accretion on
      investment securities               740,178        85,600     (104,940)
   Deferred income taxes                  487,275      (586,775)  (1,028,659)
   Security gains                      (1,998,462)     (869,720)    (495,830)
   Proceeds from sales of loans       189,662,000   192,149,000  116,988,000
   Loans originated for sale         (187,440,000) (194,733,000)(109,954,000)
   Losses on other real estate
        owned (OREO)                    4,174,692     1,496,454       88,000
   Decrease (Increase) in interest
        receivable and other assets       750,535      (385,125)     309,103
   Increase (Decrease) in interest
        payable and other liabilities   1,023,672    (1,159,313)    (938,211)
   NET CASH PROVIDED BY OPERATING
        ACTIVITIES                     19,173,278     9,236,933   21,281,980
INVESTING ACTIVITIES
   Proceeds from sales of securities   50,542,376    48,651,562   21,554,047
   Proceeds from maturities of
        securities                     31,937,725    32,123,975   25,000,000
   Purchase of securities            (112,191,507)  (62,528,772) (73,666,131)
   Proceeds from sale of OREO          13,641,428     8,524,485    2,365,000
   Net increase in loans              (28,291,415)  (35,069,567) (12,920,370)
   Purchase of premises and
        equipment                      (3,549,479)   (2,914,576)  (1,457,190)
   NET CASH USED BY INVESTING
        ACTIVITIES                    (47,910,872)  (11,212,893) (39,124,644)
FINANCING ACTIVITIES
   Net increase (decrease) in
        deposits                       23,855,526   (67,454,351)  41,740,989
   Net (decrease) increase in
        other borrowings               (1,665,462)   77,434,087  (32,413,256)
   Issuance of common stock               249,059       100,943      114,574
   Sale of treasury stock                     284           514        8,546
   Cash dividends                        (818,384)     (272,215)    (507,703)
   NET CASH PROVIDED BY FINANCING
        ACTIVITIES                     21,621,023     9,808,978    8,943,150
    (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS           (7,116,571)    7,833,018   (8,899,514)
Cash and Cash equivalents at
   beginning of year                   59,619,717    51,786,699   60,686,213
CASH AND CASH EQUIVALENTS AT
   END OF YEAR                        $52,503,146   $59,619,717  $51,786,699
                                       ==========    ==========   ==========

Non-monetary Transactions:
     Transfer of loans to OREO for the years ended December 31, 1993, 1992 and 1991 totaled $3,093,745, $11,063,725 and $8,126,000, respectively.

See notes to consolidated financial statements.
Notes To Consolidated Financial Statements

1.  Basis of Financial Statements and Significant Accounting Policies

     The accounting and reporting policies of Vermont Financial Services Corp. (the "Company") and its subsidiary are in conformity with generally accepted accounting principles and general practices within the banking industry. The following is a description of the more significant policies.

     The Company, organized in April 1982, became a registered bank holding company, acquired controlling interest in Vermont National Bank (the "Bank") on March 1, 1983, upon exchange of all of the outstanding shares of common stock of the Bank for shares of the Company. All intercompany transactions have been eliminated in the consolidated financial statements.

     Cash equivalents include amounts due from banks, interest bearing deposits with other banks and Federal Funds sold and securities purchased under agreements to resell with original maturities of three months or less. For these items the carrying amount approximates fair value.

     Effective December 31, 1993 the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and revised its securities accounting policy. Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available for sale and carried at fair market value which is based on quoted market prices or dealer quotes. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of shareholders' equity. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. The adoption of SFAS 115 has not been applied retroactively to prior years' financial statements.

     Prior to December 31, 1993 all securities were classified as available for sale and were carried at the lower of aggregate cost or market value. Unrealized losses on marketable equity securities were reported as a separate component of shareholders' equity unless the loss was deemed to be other than temporary in which case a charge to earnings was made.

     The reserve for loan losses is maintained at a level which, in management's judgment, is adequate to absorb future loan losses through charges to operating expenses. Principal factors considered by management include the historical loan loss experience, the value and adequacy of collateral, the level of nonperforming (nonaccrual) loans, the growth and composition of the loan portfolio and examination of individual loans by senior management.

     OREO is carried at the lower of cost or fair value less the estimated cost to sell the property.

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of the related assets. Leasehold improvements are amortized over the lease periods or the useful life of the improvement, whichever is shorter. When assets are sold or retired, the related cost and accumulated depreciation and amortization are removed from the respective accounts and any gain or loss is credited or charged to income.

     In the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Prior years' financial statements have not been restated to apply to the provisions of SFAS No. 109.

     Prior to that time, the provision for income taxes was based on income and expenses included in the accompanying consolidated statements of operations. Differences between taxes so computed and taxes payable under applicable statutes and regulations were classified as deferred taxes.

     Securities and other property held by the Trust Department in a fiduciary or agency capacity are not included in the accompanying balance sheet, since such items are not assets of the Bank. Trust Department income is recorded on the cash basis which is not materially different from income that would be reported on the accrual basis.

     Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield over the contractual life of the related loans by the level yield method.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS 106 changed the Company's policy of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual of the expected cost of providing these benefits.

     Certain 1992 and 1991 amounts have been reclassified to conform with the current year presentation.

     Dollars in the following footnotes are in thousands except for per share amounts.

2.   Securities
     Additional information with respect to the contractual maturities of securities available for sale at December 31, 1993 and 1992 follows:

                                                December 31,
                                       1993               1992
                                                   Book or
                                  Fair   Amortized Carrying     Fair
                                 Value      Cost     Value     Value
Classification and Maturity:
U. S. Treasury Securities:
Within 1 year                   $     -   $     -      $967     $988
1-5 years                        12,907    12,172    17,217   18,007
5-10 years                       11,516    11,504     8,074    8,212
  Total                          24,423    23,676    26,258   27,207

Obligations of Other U. S.
  Government Agencies:
Within 1 year                        -          -     1,003    1,028
1-5 years                        9,279      9,013    13,350   14,085
5-10 years                      34,468     34,476     3,039    3,163
  Total                         43,747     43,489    17,392   18,276

Obligations of States and
  Political Subdivisions:
Within 1 year                      504        501     1,041    1,085
1-5 years                        3,235      3,057     3,641    3,829
5-10 years                       4,909      4,863     1,447    1,456
Over 10 years                      238        225       725      735
  Total                          8,886      8,646     6,854    7,105

Corporate Securities:
Within 1 year                      254        249       542      541
1-5 years                          645        634     1,583    1,577
  Total                            899        883     2,125    2,118

Mortgage-Backed Securities
  with Original Average Life:
Within 1 year                   13,028     12,825         -        -
1-5 years                       52,219     52,559    61,319   62,275
5-10 years                       5,144      5,128     9,486    9,489
   Total                        70,391     70,512    70,805   71,764

Marketable Equity Securities:    4,849      4,930     4,987    4,763
  Valuation Allowance                -          -      (224)       -
   Total                         4,849      4,930     4,763    4,763
Money Market Overnight
  Investments:
  Within 1 year                  8,043      8,043       789      789
  Total Securities            $161,238   $160,179  $128,986 $132,022
                               =======    =======   =======  =======

                                             December 31,
                                     1993                1992
                              Gross     Gross     Gross       Gross
                           Unrealized Unrealized Unrealized Unrealized
   Classification             Gains     Losses    Gains      Losses

U.S. Treasury Securities       $808       $61      $954       $5
Obligations of Other U.S.
   Government Agencies          447       189       884        -
Obligations of States and
   Political Subdivisions       276        35       251        -
Corporate Securities             16         -        28       35
Mortgage-backed Securities      584       705     1,668      709
Marketable Equity Securities      2        84         1      225

     Total                   $2,133    $1,074    $3,786     $974
                              =====     =====     =====      ===

     Proceeds from sales of securities available for sale during 1993, 1992 and 1991 were $50,542, $48,652 and $21,554, respectively.

     Gross gains of $1,998, $871 and $642 were realized on those sales in 1993, 1992 and 1991, respectively. Gross losses of $0, $1 and $31 were realized in the respective periods.

     Securities with a book value of $97,012 as of December 31, 1993 and $74,923 as of December 31, 1992 were pledged to qualify for fiduciary powers, to collateralize deposits of public bodies, for borrowed money and for other purposes as required or permitted by law.

3.   Loans

     Loans classified by type are summarized as follows:

                                            December 31,
                                    1993                 1992
     Commercial                   $192,964             $188,433
     Real Estate:
        Residential                222,852              216,503
        Commercial                 158,034              164,613
        Construction                22,984               28,370
           Total Real Estate       403,870              409,486
     Consumer                       92,422               85,564
        Total loans, net of
          unearned income         $689,256             $683,483
                                   =======              =======

     At December 31, 1993 the amount of loans outstanding to directors, executive officers, principal holders of equity securities or to any of their associates total $6,019.

     The following table summarizes the related party loan activity for 1993:

Balance at beginning of year           $2,087
Additions                               5,724
Repayments                             (1,792)
Balance at end of year                 $6,019
                                        =====

     At December 31, 1993 and 1992 total loans, net of the allowance for loan losses, had a carrying value of $674,697 and $665,590, respectively. The fair value of these loans was $689,670 and $668,322, respectively. For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. At December 31, 1993 and 1992 the Company's serviced mortgage portfolio totaled $438,911 and $416,885, respectively.
Excess service fees associated with this portfolio had carrying values of $3,799 and $3,253, respectively, and fair values of $7,999 and $8,338, respectively. Fair value was based on quoted market prices for similar portfolios.

Mortgage Banking Activities

     During 1993, the Bank originated $187,440 of mortgage loans for sale in the secondary market and sold $189,662. As of December 31, 1993, $19,907 of mortgage loans were held for sale and were carried at the lesser of the loan balance or market value. All loans are sold without recourse, except for certain technical underwriting exceptions, and none have been presented for recourse. Loan servicing is retained by the Bank and excess servicing is capitalized monthly and adjusted quarterly based on actual payments received on the sold loans. Gains, net of losses, from sales of mortgage loans are included in interest and fees on loans and was $2,738 for 1993, $2,945 for 1992 and $2,430 for 1991. Loan servicing income is included in other service charges, commissions and fees and was $1,986, $1,655 and $1,326 for 1993, 1992 and 1991, respectively. The following schedule represents excess servicing right activity for the past two years:

                            1993       1992
Balance January 1          $3,353     $1,834
Additions                   1,977      1,928
Amortizations              (1,531)      (409)
Balance, December 31       $3,799     $3,353
                            =====      =====

Amortization represents quarterly valuation adjustments which are based on pool balances and prepayment assumptions on a pool by pool basis as reported by the Bloomberg Financial Market System.

4.   Allowance for Loan Losses

     Transactions in the allowance for loan losses are summarized as follows:

                                1993        1992        1991
Balance,
  January 1                   $17,893     $17,410     $12,924
Provision for
  Loan Losses                   4,900       7,500      14,400
Acquired Allowance                  -           -         402
Loans
  Charged Off                  (9,434)     (8,033)    (11,079)
Recoveries of
  Loans Previously
  Charged Off                   1,200       1,016         763
Balance,
  December 31                 $14,559     $17,893     $17,410
                               ======      ======      ======

     An allowance of $402 was acquired during 1991 as a result of the assumption of certain loans from the FDIC as a result of their liquidation of Valley Bank of White River Junction, Vermont.

     Transactions in the OREO valuation reserve are summarized as follows:

                                  1993       1992
Balance, January 1               $  911     $    0
Provisions for OREO losses        3,754      2,765
OREO Charged Off                 (4,175)    (1,854)
Balance, December 31             $  490     $  911
                                  =====      =====

Proceeds from sales of OREO were $13,641 in 1993 and $8,524 in 1992. Loans associated with these sales were $3,585 and $2,806, respectively. No loan exceeded 90% of the sale price and no unguaranteed commercial, commercial real estate or condominium loan exceeded 80% of the sale price.

5.   Premises and Equipment

     Premises and equipment stated at cost, consist of the following:

                                                 December 31,
                                           1993              1992
     Land                                 $2,025            $2,012
     Premises                             17,304            16,153
     Equipment                            10,823             9,517
     Leasehold Improvements                1,799             1,628
        Total                             31,951            29,310
     Accumulated Depreciation and
        Amortization                     (11,990)          (10,796)
     Premises and Equipment, Net         $19,961           $18,514
                                          ======            ======

6.   Deposits

     Time certificates of deposit outstanding in denominations of $100 or more aggregated to $19,839 and $40,293 at December 31, 1993 and 1992, respectively. Other time deposits outstanding in denominations of $100 or more aggregated to $5,169 and $3,561 at December 31, 1993 and 1992, respectively. Total interest on these deposits amounted to $1,214, $3,870 and $8,714 for the years ended 31, 1993, 1992 and 1991, respectively.

     The Company paid $9,856, $16,501 and $26,297 in interest on certificates of deposit and other time deposits during 1993, 1992 and 1991, respectively.

     At December 31, 1993 and 1992 total deposits had a fair value of $775,472 and $752,343, respectively. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

7.   Other Borrowings

     The following table shows the distribution of the Company's borrowings and the weighted average interest rate thereon at the end of each of the last three years. The table also shows the maximum amount of borrowings and the average amount of borrowings as well as weighted average interest rates for the last three years. Federal funds purchased and securities and loans sold under agreements to repurchase generally mature within 1 to 30 days from the transaction date.

     At December 31, 1993 the Bank owned $3,138 of stock in the Federal Home Loan Bank (FHLB) which provided borrowing capacity up to $131,860 from the FHLB at maturities, rates and terms determined by the FHLB.

                                            December 31,
                                      1993       1992      1991
Federal funds purchased             $    350   $   225   $   875
Securities and loans sold under
  agreements to repurchase            85,352    67,137     9,049
Federal Home Loan Bank and
  other borrowings                       560    20,738       742
Total                               $ 86,262   $88,100   $10,666
                                      ======    ======    ======
Average amount outstanding
  during the year                   $ 82,864   $56,664   $34,005
Maximum amount outstanding at
  any month end                     $102,025   $88,100   $73,741
Weighted average interest rate
  at year end                          3.22%     3.77%     4.62%
Weighted average interest rate
  during the year                      3.48%     3.97%     6.16%

For all of the above borrowings, the carrying amount is a reasonable estimate of fair value.

Included in the above tables is a long-term borrowing from the FHLB totaling $560 which is at a rate of 5.00% and matures August 1, 2011.

8.   Commitments and Contingencies

     Leases -- The following is a schedule by years of future minimum rental payments required under operating leases for premises and data processing equipment that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1993. Certain operating leases contain various options to renew.

Year Ending December 31:

1994                                    $   586
1995                                        376
1996                                        302
1997                                        286
1998                                        279
Later Years                               2,375
     Total Minimum Payments Required    $ 4,204
                                          =====

     Operating expenses include approximately $1,144, $1,449, and $1,293 in 1993, 1992 and 1991, respectively, for rentals of premises and equipment used for banking purposes.

     Financial Instruments With Off-Balance Sheet Risk --

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement The Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1993 were as follows:

     Home equity lines                  $42,961
     Credit card lines                   64,379
     Commercial real estate              15,064
     Other unused commitments            74,468

     The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary.

     As of December 31, 1993, the Bank had outstanding commitments for the following: financial standby letters of credit - $5,100, performance standby letters of credit - $2,744 and commercial and similar letters of credit - $6,649.

     The carrying amount of those financial instruments noted above represents accruals or deferred income (fees) arising from those unrecognized financial instruments. Such amounts are minimal and approximate fair value. As of December 31, 1993 the Company had entered into an interest rate floor arrangement on a notional value of $10,000. This financial instrument had a carrying value of $60 and a fair value of $272 as of December 31, 1993.

     Non-Interest Bearing Deposits and Cash -- The Bank is required by the Federal Reserve Bank to maintain a portion of deposits as a cash reserve. The Bank must maintain cash balances on hand or at the Federal Reserve Bank equal to its reserve requirement. At December 31, 1993 the Bank's reserve requirement of $6,778 was met with cash on hand and deposits at the Federal Reserve Bank.

     Subsequent to December 31, 1993, the Company filed with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 relating to a proposed acquisition of West Mass Bankshares, Inc. The Company anticipates closing the transaction near the beginning of the second quarter of 1994 subject to receiving shareholder and regulatory approval. For complete details, see the registration statement.

     The Bank is also involved in litigation arising in the normal course of business. The Bank does not anticipate that any of these matters will result in the payment by the Bank of damages, that in the aggregate, would be material in relation to the consolidated results of operations or financial position of the Bank.

9.   Income Taxes

     As discussed in Note 1, the Company adopted the provisions of SFAS No. 109 as of the fourth quarter of 1992. The change had no material effect on reported net income for 1992 or for any of the first three quarters of 1992.


     The provisions for income tax expense (benefit) included in the statements of income are as follows:

                             Year Ended December 31,
                          1993         1992        1991

Currently Payable:
     Federal             $1,222       $1,930       $940
Deferred:
     Federal                477         (626)    (1,550)
                         $1,699       $1,304      $(610)
                          =====        =====       ====

     The approximate tax effect of principal temporary differences giving rise to deferred taxes are summarized as follows:

                                              Year Ended December 31,
                                          1993         1992          1991
Deferred compensation and fees
   and fees                               $(177)       $(125)        $(105)
Provision for possible loan
   losses                                 1,134         (164)       (1,389)
Accretion on investments                   (263)          53           114
Depreciation                                (67)           8             9
Pension                                      34         (136)         (107)
Other liabilities                          (116)        (103)           11
Other                                       (68)        (159)          (83)
Total deferred taxes                       $477        $(626)      $(1,550)
                                           ====        ======      ========

     The Company made income tax payments of $975, $1,791 and $435 during 1993, 1992 and 1991, respectively.

     The components of the net deferred tax asset as of December 31 are as follows:

                                             1993           1992
     Pension                                 $337           $371
     Deferred compensation and fees         1,558          1,381
     Provision for possible loan losses     4,814          5,948
     Depreciation                            (783)          (850)
     Unrealized gain on securities           (360)            -
     Accretion on investments                 (39)          (302)
     Other                                    (64)           (95)
                                           $5,463         $6,453
                                            =====          =====

     No valuation allowance is required as there is sufficient taxable income in the carry back period and through future operating results to be able to fully realize the deferred tax asset.

     The provision for income taxes is less than the amount computed by applying the applicable federal income tax rate to income before taxes. The reasons therefore are as follows:

                                     1993           1992           1991
                                         % of           % of            % of
                                        Pre Tax        Pre Tax         Pre Tax
                                 Amount Income  Amount Income  Amount  Income
Federal Statutory Rate           $2,200  34.0%  $1,720  34.0%  $(145)  (34.0)%
Decreases in Taxes
   Resulting From:
     Tax Exempt Interest           (468) (7.2)    (356) (7.0)   (530) (124.3)
     Other - Net                    (33) (0.6)     (60)  1.2      65    15.2

Total                            $1,699  26.2%  $1,304  25.8%  $(610) (143.1)%
                                 =============================================

10.  Employee Benefit Plans

     The Company has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's final compensation. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting. Pension expense for 1993, 1992 and 1991 was $497, $399 and $316, respectively.

     The following table sets forth the plan's funded status and amounts recognized in the Company's statements of financial position as of December 31, 1993 and 1992:

                                                      Year Ended December 31,
                                                           1993       1992

Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including vested
        benefits of $7,779 and $6,812 for 1993 and
        1992, respectively.                                $8,111     $7,182
                                                           ======     ======
      Projected benefit obligation (PBO) for service
        rendered to date                                 $(11,871)  $(10,491)
Plan assets at fair value, comprised of guaranteed
      insurance contracts, mutual, real estate and
      money market funds and listed stocks and bonds       10,391      9,311
Funded status under PBO                                    (1,480)    (1,180)
Unrecognized net loss from past experience different
      from that assumed and effects of changes in
      assumptions                                           1,700      1,416
Unrecognized prior service cost                                52         57
Unrecognized net asset at period end being
      recognized over 18.64 years                          (1,265)    (1,384)
Accrued pension cost                                        $(993)   $(1,091)
                                                           =======   ========

                                               1993    1992      1991
Net pension cost included the
  following components:
    Service cost                              $ 602   $ 573   $   511
    Interest cost                               813     744       676
    Actual return on plan assets               (833)   ( 22)   (1,401)
    Amortization of net transition asset       (119)   (119)   (  119)
    Net amortization and deferral                34    (777)      649
Net pension cost                              $ 497   $ 399   $   316
                                               ====    ====    ======

     The weighted average discount rate which is the estimated rate as which the obligation for pension benefits could effectively be settled and rate of increase in salary levels were 7.5 and 5.5 percent, respectively. The expected long-term rate of return on assets was 8.5 percent. The respective rates expected to be used for 1994 are 7.0%, 5.0%, and 8.5%.

     The Company also has a Profit-Sharing Plan covering substantially all employees. A portion of the annual contribution by the Company is at the discretion of the Board of Directors and none was made for 1993, 1992 and 1991. The Plan also includes a 25% Company match of employee contributions to a 401k portion of the Plan. This Plan feature was added in 1993 and the associated expense for 1993 was $114.

     The Company also has an Employee Stock Purchase Plan covering substantially all employees. The Plan allows the purchase of Common Stock at a ten percent discount from the then current fair market value, without payment of any brokerage commission or service charge.

     The Company sponsors unfunded defined benefit postretirement medical and life insurance plans which cover all of its full time employees. All employees who retire from the Company at age 65 or over with at least ten years of service are eligible. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The accumulated postretirement benefit obligation (APBO) at the date of adoption was $228 of which the Company accrued $11. The remaining net unrecorded liability of $217 will be recognized over 20 years.

     During 1993, the Company recognized $44 of expense related to postretirement benefits consisting of service cost, interest cost and transition amortization of $16, $17, and $11, respectively. As of December 31, 1993, the APBO was $250 of which $81 relates to current retirees. The accrued liability as of December 31, 1993 was $20. A discount rate of 7% and a long-term medical inflation rate of 8% was used in calculating the APBO. A 1% increase in the medical inflation rate assumption would increase the APBO and expense provision by less than 2% as of December 31, 1993.

11.  Stockholders' Equity

     Since the Company had no common stock equivalents outstanding from 1991 to 1993, both primary and fully diluted earnings per share are based on the average number of shares outstanding. The number of shares used in the computation was 3,411,211, 3,399,343, and 3,388,072 for 1993, 1992 and 1991,
respectively.

     The per share amounts of cash dividends paid on an equivalent share basis were $0.24 for 1993, $0.08 for 1992 and $0.15 for 1991. At December 31, 1993
the Bank had available $8,775 for payment of dividends to the Company, under regulatory guidelines. At December 31, 1993, there were 59,085 and 89,916 shares of Common Stock reserved for issuance pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and pursuant to the Company's Employee Stock Purchase Plan, respectively.

     Options Agreements - On April 20, 1987, stockholders approved a non-qualified stock option plan for 105,000 shares of the Company's common stock and on April 17, 1990 stockholders approved a non-qualified stock option plan for 80,000 shares of the Company's common stock. In October, 1993 the 65,100 and 40,000 options that were then outstanding expired unexercised for these respective plans. On October 13, 1993 new options to purchase 36,000 and 12,000 shares, respectively, were granted under these plans at an option price of $19.00 per share and are exercisable for a five year period. None have been exercised to date.

12.  Parent Company Financial Information

     Condensed financial information for Vermont Financial Services Corp. (parent company only) is as follows:

                      VERMONT FINANCIAL SERVICES CORP.
                          CONDENSED BALANCE SHEETS
                                            December 31,
                                         1993          1992
ASSETS
Cash                                     $119           $49
Securities                              2,782         3,584
Other Assets                              117           126
Investment in Bank Subsidiary          65,431        59,839
  Total Assets                        $68,449       $63,598
                                       ======        ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities                        $241          $514

  Total Liabilities                       241           514
  Total Stockholders' Equity           68,208        63,084
  Total Liabilities and
    Stockholders' Equity              $68,449       $63,598
                                       ======        ======

                       CONDENSED STATEMENTS OF INCOME
                                      Year Ended December 31,
                                    1993        1992        1991
INCOME
Income on Securities                $157        $248        $160
  Total Income                       157         248         160
EXPENSES
Other                                360         182         299
  Total Operating
    Expenses                         360         182         299

(Loss) Income Before Tax
   Benefit and Equity in
  Undistributed Income
  from Bank Subsidiary              (203)         66        (139)

Applicable Income Tax
  (Benefit)                         (111)        (27)        (74)
(Loss) Income Before Equity
  in Undistributed Income of
  Bank Subsidiary                    (92)         93         (65)
Equity in Undistributed
  Income of Bank
  Subsidiary                       4,863       3,663         249
  Net Income                      $4,771      $3,756        $184
                                   =============================

                            STATEMENTS OF CASH FLOW

                                       Year Ended December 31,
                                   1993        1992         1991

OPERATING ACTIVITIES
  Net Income                      $4,771      $3,756        $184
  Adjustments to reconcile
    income to net cash provided
    by operating activities:
    Amortization and accre-
      tion on investment
      securities                       4           5           8
    Investment security losses         -           -         115

    Decrease (Increase) in
      interest receivable and
      other assets                     9          (9)         77
    (Decrease) Increase in
      interest payable and
      other liabilities             (273)        266        (519)
    Equity in undistributed
      net income of Bank sub-
      sidiary                     (4,863)     (3,663)       (249)

  NET CASH (USED) PROVIDED BY
    OPERATING ACTIVITIES            (352)        355        (384)

INVESTING ACTIVITIES
  Investment in Bank
    subsidiary                         -      (1,500)          -
  Proceeds from sales of
    securities                       248           -           -
  Proceeds from maturities of
    securities                       744       1,315       3,844
  Purchase of securities              (2)         (2)     (3,150)
  NET CASH PROVIDED (USED) BY
    INVESTING ACTIVITIES             990        (187)        694

FINANCING ACTIVITIES
  Issuance of common stock           249         101         115
  Sale of treasury stock               -           1           8
  Cash dividends                    (818)       (272)       (508)
  NET CASH USED BY FINANCING
    ACTIVITIES                      (569)       (170)       (385)

  INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS              70          (2)        (75)

Cash and cash equivalents
  at beginning of year                49          51          126

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                    $119         $49          $51
                                     ============================

13.  Supplemental Financial Data

     Selected Quarterly Data (unaudited)
     The following is a summary of selected consolidated quarterly data of the Company for the periods presented:

                                                       1993
                                      Fourth     Third     Second    First
                                     Quarter    Quarter   Quarter   Quarter
Interest income                      $16,313    $17,049   $16,432   $16,935
Interest expense                       6,181      6,169     6,270     6,455
Net interest income                   10,132     10,880    10,162    10,480
Provision for possible loan losses     1,000      1,000     1,400     1,500
Other operating income                 4,385      4,619     3,807     3,582
Other operating expense               11,375     13,331    10,996    10,975
Income before income taxes             2,142      1,168     1,573     1,587
Applicable income taxes                (543)       (256)     (434)     (466)
Net income                            $1,599       $912    $1,139    $1,121
                                       =====        ===      ====     =====
Per share data:
Primary and fully diluted
  Net income                          $0.47       $0.27     $0.33     $0.33
                                       ====        ====      ====      ====

                                                        1992
                                      Fourth     Third     Second    First
                                     Quarter    Quarter   Quarter   Quarter
Interest income                      $17,747    $17,854   $17,625   $18,420
Interest expense                       7,186      7,872     8,661     9,397
Net interest income                   10,561      9,982     8,964     9,023
Provision for possible loan losses     1,750      1,000     2,500     2,250
Other operating income                 3,797      3,407     3,493     3,215
Other operating expense               10,668     10,251     9,302     9,661
Income before income taxes             1,940      2,138       655       327
Applicable income taxes                 (513)      (602)     (152)      (37)
Net income                            $1,427     $1,536      $503      $290
                                       =====      =====       ===       ===
Per share data:
Primary and fully diluted
  Net income                           $0.41      $0.46     $0.14     $0.09
                                        ====       ====      ====      ====

Statement of Management Responsibility

     The management of Vermont Financial Services Corp. is responsible for the accuracy and content of the financial statements and other financial information in this annual report. The financial statements have been prepared in conformity with generally accepted accounting principals applied on a consistent basis in all material respects, and data include amounts based upon management's judgement where appropriate.

     The accounting systems which record, summarize and report financial data are supported by a system of internal controls which is augmented by written policies, internal audits and staff training programs. The Audit Committee of the Board of Directors, which is made up solely of outside directors who are not employees of the Company, reviews the activities of the internal audit function and meets regularly with representatives of Coopers & Lybrand, the Company's independent auditors. Coopers & Lybrand has been appointed by the Board of Directors to conduct an independent audit and to express an opinion as to the fairness of the presentation of the consolidated financial statements of Vermont Financial Services Corp.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Vermont Financial Services Corp.

We have audited the accompanying consolidated balance sheets of Vermont Financial Services Corp. and subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity and cash flow for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vermont Financial Services Corp. and subsidiary as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 1, 2 and 10 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities and accounting for postretirement benefits other than pensions in 1993.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.

Springfield, Massachusetts                     COOPERS & LYBRAND
January 21, 1994



Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III

Item 10 - Directors and Executive Officers of Registrant

Executive Officers

     The following table shows the name of each executive officer of the Company, his age, the offices with the Company held by him, and the year he was first elected to a comparable office with the Bank. There are no family relationships among the executive officers.

                                                                    Year First
                                                                    Elected to
    Name and Age                       Office                           Office
John D. Hashagen, Jr. (52).....President and Chief Executive             1990
                                  Officer of the Company
                               Executive Vice President of the Company   1989
                               Senior Vice President of the Company      1983
                               President and Chief Executive Officer     1987
                                  of the Bank

Richard O. Madden (45).........Secretary of the Company                  1993
                               Executive Vice President of the Company   1990
                               Treasurer of the Company                  1986
                               Executive Vice President of the Bank      1988
                               Senior Vice President of the Bank         1987
                               Chief Financial Officer of the Bank       1986

Louis J. Dunham (40)...........Executive Vice President of the Bank      1994
                               Senior Credit Officer of the Bank         1991
                               Senior Vice President and Senior
                                 Commercial Loan Officer of the Bank     1987

Robert G. Soucy (48)...........Executive Vice President of the Company   1992
                               Executive Vice President of the Bank      1988
                               Senior Vice President of the Bank         1984

W. Bruce Fenn (52).............Executive Vice President of the Bank      1988
                               Senior Vice President and Senior Loan     1987
                                  Officer of the Bank

William H. George (49).........Executive Vice President of the Bank      1992
                               Senior Vice President of the Bank         1983

Directors

     The following table sets forth the name and address of each director of the Company, his or her age and principal occupation and the year in which he or she first became a Director of the Company or its predecessors. The business address of each of the nominees is the Company's address except as otherwise noted. No family relationship exists between any director.

                                                 Year First
 Name, Age and Principal                           Became
Occupation or Employment (1)                      Director

Anthony F. Abatiell (54)...................         1982
  Attorney, Partner, Abatiell & Wysolmerski
  Law Offices, Rutland

Zane V. Akins (53)..........................        1987
  President, Akins & Associates; President
  & Director, Anitech International, Inc.,
  Brattleboro (Business Consulting)

Charles A. Cairns (52)......................        1986
  President, Champlain Oil Co., Inc. and
  Coco Mart, Inc., South Burlington

Robert C. Cody (69).........................        1974
  President, Cody Chevrolet, Inc. Chairman,
  Cody Management Associates (Real Estate
  Ownership and Management), Montpelier

Beverly G. Davidson (62)....................        1980
  Secretary, Treasurer of RCAS, Inc.,
  (Vermont State Fair); Treasurer, N.M.&B.
  Ltd. (NutriSystem Weight Control), Rutland

James E. Griffin (66).......................        1972
  President, J.R. Resources, Inc. (Business
  Consultants), Rutland

John D. Hashagen, Jr. (52)..................        1987
  President and Chief Executive Officer of
  Vermont Financial Services Corp., Brattleboro;
  President & Chief Executive Officer, Vermont
  National Bank, Brattleboro

Daniel C. Lyons (62)........................        1974
  Lyons Pontiac-Cadillac GMC Trucks; Toyota,
  Inc., Berlin

Kimball E. Mann (59)........................        1969
  President, J.E. Mann, Inc. (Women's
  Department Store), Brattleboro

Stephan A. Morse (47).......................        1986
  President and CEO, The Windham Foundation,
  Inc., Grafton

Donald E. O'Brien (68)......................        1978
  Attorney, Burlington

Roger M. Pike (53)..........................        1980
  Vice President, Kinney, Pike, Bell & Conner,
  Inc. (Insurance), Rutland

Mark W. Richards (48).......................        1988
  President, Richards, Gates, Hoffman & Clay
  (Insurance) Brattleboro

(1) During the past five years, the principal occupation and employment of each director has been as set forth above, except as follows: John D. Hashagen, Jr. previously served as Executive Vice President and Senior Vice President of Vermont Financial Services Corp.; Zane W. Akins was Chief Executive Officer, Holstein-Friesian Association of America; Executive Vice President Holstein-Friesian Services, Inc. (Cattle Registration) until December 31, 1990.

Item 11 - Executive Compensation

     The following tables contain three-year summary of the total compensation paid to the CEO and the other three executive offices whose salary and bonus exceeded $100,000 during 1993.

I.   SUMMARY COMPENSATION TABLE

                                                      Long Term Compensation
            Annual Compensation                         Awards             Payouts
   (a)                 (b)     (c)      (d)    (e)    (f)     (g)       (h)    (i)

                                              Other  Restric-                  All
                                              Annual   ted             LTIP   Other
Name and                                      Compen- Stock  Options/  Pay   Compen-
Principal                    Salary    Bonus   sation Awards  SARs     outs  sations
Position              Year      $        $        $(1)   $       #        $     $(2)

John D. Hashagen      1993  $184,000  $7,360  $25,785 N/A  5,000 shares  N/A  $2,249
President and         1992   184,000    N/A     4,685 N/A    N/A         N/A    N/A
Chief Executive Off.  1991   184,000    N/A     4,602 N/A    N/A         N/A    N/A

Richard O. Madden     1993  $ 99,209  $4,040  $12,760 N/A    N/A         N/A  $1,488
Exec. Vice Pres.,     1992    96,000    N/A     1,786 N/A    N/A         N/A    N/A
Tres., Secretary      1991    96,000    N/A     1,634 N/A    N/A         N/A    N/A

Robert G. Soucy       1993  $110,000  $4,400  $15,732 N/A  4,000 shares  N/A  $1,100
Exec. Vice Pres.,     1992   105,671    N/A     2,339 N/A    N/A         N/A    N/A
Senior Banking Exec.  1991   101,000    N/A     2,167 N/A    N/A         N/A    N/A

W. Bruce Fenn         1993  $105,000  $2,100  $17,717 N/A  4,000 shares  N/A  $1,575
Exec. Vice Pres.,     1992   105,000    N/A     3,347 N/A    N/A         N/A    N/A
Regional Banking Exec.1991   105,000    N/A     3,119 N/A    N/A         N/A    N/A

(1) In December, 1993 the discount rate used to compute the liability under the officers' deferred compensation plan (See "Deferred Compensation Agreements" following) was reduced from 9% to 7-1/2%. The associated expenses attributable to Messrs.. Hashagen, Madden, Soucy and Fenn due to this change were $19,597, $10,799, $12,211 and $13,998, respectively.

(2) Represents the 25% Company match of the respective employees' 401k contribution.

II.  OPTION/SAR GRANTS TABLE

                     Option/SAR Grants in Last Fiscal Year

                                                          Potential Realizable
                                                            Value at Assumed
                                                            Annual Rates of
                                                              Stock Price
                                                              Appreciation
                    Individual Grants                       for Option Term
  (a)            (b)         (c)           (d)     (e)         (f)      (g)
                             % of
                            Total
                            Options/
                             SARs
                Options/    Granted to  Exercise
                  SARs       Employees  or base   Expira-
                Granted      in Fiscal   Price     tion
  Name            (#)          Year      ($/Sh)    Date       5%($)      10%($)

John D.
Hashagen         5,000         13.9      $19.00   10/13/98   $26,247   $57,998

Richard O.
Madden               0            0        N/A      N/A         N/A       N/A

Robert G.
Soucy            4,000         11.1       19.00   10/13/98    20,997    46,399

W. Bruce
Fenn             4,000         11.1       19.00   10/13/98    20,997    46,399

III. OPTION EXERCISES AND YEAR-END VALUE TABLE

Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Value

   (a)               (b)          (c)               (d)             (e)
                                                                 Value of
                                                  Number of      Unexercised
                                                  Unexercised    In-the-Money
                                                  Options at     Options at
                                                  FY-End (#)     FY-End ($)

                Shares Acquired     Value         Exercisable/   Exercisable/
  Name          on Exercise (#)  Realized ($)     Unexercisable  Unexercisable

John D.
Hashagen            N/A               N/A          E  5,000           $0

Richard O.
Madden              N/A               N/A                 0           $0

Robert G.
Soucy               N/A               N/A          E  4,000           $0

W. Bruce
Fenn                N/A               N/A          E  4,000           $0

Deferred Compensation Agreements

     The Bank has entered in Executive Deferred Compensation Agreement with certain officers, including Mr. Hashagen and the other executive officers in the group referred to in the above table. The agreements provide for monthly payments for a ten-year period from retirement after age 60 but before age 65, and for a fifteen-year period from retirement after age 65, subject to certain conditions. The conditions include the requirements that the officer refrain from competitive activities, be available for certain advisory and consulting services subsequent to retirement and continue in the employment of the Bank until retirement. The agreements also provide for payments upon disability prior to retirement and payments to beneficiaries of the officers under certain
circumstances.   Mr. Hashagen's agreement provides for payments in the amount of $1,944.44 per month, and the agreements of the other three officers noted above provide for payments of $1,388.89 per month. The bank has purchased life insurance policies on the lives of these officers which, in effect, will provide the funds to make payments to reimburse the Bank for payments made under the agreements.

Management Continuity Agreements

     The Company and the bank have entered into agreements with its six executive officers, Messrs. Hashagen, Madden, Soucy, Fenn, Dunham and George which provide for the payment of certain severance benefits if such officer's employment with the Company or the Bank is terminated within thirty-six months after a change of control of the company or the Bank. The agreements provide for severance payments to Mr. Hashagen equal to 250% of his base salary upon termination after a change of control and for payments to each of the other executive officers equal to 200% of his base salary upon termination after a change of control as defined in the agreements.

     The management continuity agreements do not provide for severance benefits in instances where termination is due to death, disability or retirement. Further, no benefits are payable in instances of termination for cause, or after a change of control if the officer voluntarily terminates his employment with both the Company and the Bank, unless such termination is for a "good reason" as defined in the agreements.

     Severance benefits payable in the event of a qualifying termination after a change of control are to be paid in equal consecutive biweekly installments. If severance payments due in the event of termination after a change of control were payable to each of the executive officers on the date of this filing, the aggregate amount of such severance payments would be $1,540,000. These severance payments are subject to up to a 50% reduction if the officer works for or participates in the management, operation or control of a commercial or savings bank, or bank holding company, which does business in Vermont, unless such officer's activities are substantially outside Vermont. Additionally, the officer will be entitled to continuation of life, disability, accident and health insurance benefits and a cash adjustment to compensate the executive for the market value of any stock options under the Company's Officers' or Directors' Non-Qualified Stock Option Plans in excess of their exercise price.

     The agreements contain each officer's undertaking to remain in the employ of the Company and the Bank if a potential change of control occurs until the earlier of six months, retirement (at normal age), disability or the occurrence of a change of control.

     Similar agreements have been executed by certain employees of the Bank and the Company which provide for severance payments ranging from 100% to 150% of the employee's base salary upon termination after a change in control.

Profit-Sharing Plan

     Each employee, including executive officers, becomes eligible to participate in the Bank's Profit-Sharing Plan on January 1 of the Plan year in which he or she completes one full year of continuous service of 1,000 hours or more. Upon completion of three years of continuous service, a participant become 30% vested, increasing to 40% after four years, 60% after five years, 80% after six years, and fully vested after seven years. Vested participants may elect to receive, in cash, up to 50% of their annual allocation of the Bank's contribution to the Profit-Sharing Plan. Vested amounts not so received in cash are distributed to participants upon their retirement or earlier termination of employment. During 1993, the Bank did not make a contribution to the Profit-Sharing Plan.

Retirement Plan

     The Vermont National Bank Retirement Plan covers substantially all eligible employees of the Bank, including officers, and provides for payment,of retirement benefits generally based upon an employee's years of credited service with the Bank and his or her salary level, reduced by a portion of the Social Security benefits to which it is estimated the employee will be entitled.

     The following table represents estimated annual benefits upon retirement at age 65 to employees at specified salary levels (based upon the average annual rate of salary during the highest five years within the final ten years of employment) at stated years of service with the Bank. The amounts show are after deduction of estimates for Social Security reductions based on the Social security law as of January 1, 1994.

                    Estimated Annual Benefits at Retirement
                         by Specified Remuneration and
                        Years of Service Classification

Final Average                        Years of Service
Compensation      5           10          15          20         25

$ 20,000        1,516       3,031       4,547       6,062      7,578
  40,000        3,515       7,030      10,544      14,059     17,574
  60,000        5,824      11,647      17,471      23,294     29,118
  80,000        8,224      16,447      24,671      32,894     41,118
 100,000       10,624      21,247      31,871      42,494     53,118
 120,000       13,024      26,047      39,071      52,094     65,118
 140,000       15,424      30,847      46,271      61,694     77,118
 160,000 *     17,824      35,647      53,471      71,294     89,118
 180,000 *     20,224      40,447      60,671      80,894    101,118
 200,000 *     22,624      45,247      67,871      90,494    113,118
 220,000 *     25,024      50,047      75,071     100,094    125,118 *
 240,000 *     27,424      54,847      82,271     109,694    137,118 *
 260,000 *     29,824      59,647      89,471     119,294 *  149,118 *

* Under current regulations of the Internal Revenue Code, the maximum annual benefit payable from a defined benefit plan during 1994 is $118,800 payable as a life annuity for retirements at age 65. In addition, the maximum annual compensation may not exceed $150,000. The amounts shown above in excess of $118,800 and those using compensation in excess of $150,000 are show for exhibit purposes only.

     The description of the Retirement Plan in this filing is intended solely to provide shareholders of the Company with general information concerning the plan as it relates to management remuneration. Under no circumstances should the description be construed as indicative of the rights of any particular employee, or as conferring any right upon any employee , which rights will in all cases be determined by the appropriate legal documents governing the plan.

Compensation of Directors

     Each director who is not an officer of the Company or the Bank receives an annual retainer of $4,800 and, in addition, a $400 fee for each regular monthly Board of Directors' meeting attended, and a $300 fee for each meeting of a committee of the Board he or she attends.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 1993 as to persons who are beneficial owners of more than 5% of the outstanding shares of VFSC Common Stock.

                                             Amount of
                                             Beneficial  Percent
Name and Address                             Ownership  of Class

David L. Babson & Company, Inc. . . . . .    239,600(1)  7.01%
One Memorial Drive
Cambridge, MA  02142-1300

UBS Asset Management (New York) Inc.  . .    267,300(2)  7.82%
1211 Avenue of the Americas
New York, NY  10036-8796

Vermont National Bank . . . . . . . . . .    274,002(3)  8.02%
Trust Department
100 Main Street
Brattleboro, VT  05301

(1) Includes sole voting power for 216,200 shares, shared voting power for 23,400 shares and sole dispositive power for 239,600 shares.

(2) Includes sole voting power for 236,100 shares and sole dispositive power for 267,300 shares.

(3) Includes sole voting power for 30,185 shares, shared voting power for 243,817 shares, sole dispositive power for 157,632 shares and shared dispositive power for 116,370 shares.

     The following table sets forth information as of February 28, 1994, with respect to the shares of VFSC Common Stock beneficially owned by each director of VFSC, by the chief executive officer of VFSC, and certain other executive officers of VFSC, and by all directors and executive officers as a group.

                                              Amount and   Percent
                                              Nature of    of VFSC
                                              Beneficial    Common
Name                                          Ownership      Stock

Anthony F. Abatiell. . . . . . . . . . . .     65,439(1)     1.91%
Zane V. Akins. . . . . . . . . . . . . . .        375(2)     0.01%
Charles A. Cairns. . . . . . . . . . . . .      3,821(3)     0.11%
Robert C. Cody . . . . . . . . . . . . . .     14,869(4)     0.44%
Beverly G. Davidson. . . . . . . . . . . .      2,365(5)     0.07%
James E. Griffin . . . . . . . . . . . . .      2,524(6)     0.07%
John D. Hashagen, Jr.. . . . . . . . . . .     10,912(7)     0.32%
Daniel C. Lyons. . . . . . . . . . . . . .      9,718(8)     0.28%
Kimball E. Mann. . . . . . . . . . . . . .     11,013(9)     0.32%
Stephan A. Morse . . . . . . . . . . . . .      4,648(10)    0.14%
Donald E. O'Brien. . . . . . . . . . . . .      4,488(11)    0.13%
Roger M. Pike. . . . . . . . . . . . . . .      6,616(12)    0.19%
Mark W. Richards . . . . . . . . . . . . .     24,142(13)    0.71%
W. Bruce Fenn. . . . . . . . . . . . . . .      6,209(14)    0.18%
Richard O. Madden. . . . . . . . . . . . .      2,106(15)    0.06%
Robert G. Soucy. . . . . . . . . . . . . .      9,488(16)    0.28%
Directors & Executive Officers as a Group(18) 186,887(17)    5.47%

__________
(1) Includes 813 shares held jointly with a family member in which Mr. Abatiell shares voting and investment power. Also includes 60,192 shares held in a custodial capacity in VNB's trust department in which Mr. Abatiell has sole voting and investment powers. Does not include options to acquire 1,000 additional shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plan.

(2)  Does not include options acquire 1,000 shares, exercisable within sixty
     (60) days, pursuant to the Directors' Non-Qualified Stock Option Plan.

(3)  Does not include options to acquire 1,000 shares, exercisable within sixty
     (60) days, pursuant to the Directors' Non-Qualified Stock Option Plan.

(4) Includes 10,149 shares held jointly with a family member in which Mr. Cody shares voting and investment powers. Does not include options to acquire 1,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plan.

(5) Ms. Davidson shares voting and investment powers on 2,365 shares. Does not include options to acquire 1,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plan.

(6)  Does not include options to acquire 1,000 shares, exercisable within sixty
     (60) days, pursuant to the Directors' Non-Qualified Stock Option Plan.

(7) Includes 224 shares held by a family member in which Mr. Hashagen has no voting or investment powers and as to which mr. Hashagen disclaims beneficial ownership. Also includes 200 shares held in the name of Green Mountain Investment Club in which Mr. Hashagen shares voting and investment powers and 7,154 shares held in the VNB Profit Sharing Plan. Does not include options to acquire 5,000 shares, exercisable within sixty
     (60) days, pursuant to the Officers' Non-qualified Stock Option Plan.

(8) Includes 2,512 shares held jointly with a family member in which Mr. Lyons shares voting and investment powers. Also includes 7,206 shares held by a family member in which Mr. Lyons has no voting or investment powers and as to which Mr. Lyons disclaims beneficial ownership. Does not include options to acquire 1,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plan.

(9) Includes 9,379 shares held jointly with a family member in which Mr. Mann shares voting and investment powers. Also includes 814 shares held by a family member in which Mr. Mann has no voting or investment powers and as to which Mr. Mann disclaims beneficial ownership. Does not include options to acquire 1,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plan.

(10) Includes 2,507 shares held jointly with a family member. Also includes 505 shares held by a family member in which Mr. Morse has no voting or investment powers and as to which mr. Morse disclaims beneficial ownership. Does not include options to acquire 1,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plan.

(11) Does not include options to acquire 1,000 shares, exercisable within sixty
     (60) days, pursuant to the Directors' Non-Qualified Stock Option Plan.

(12) Includes 777 shares held jointly with family members and 1,125 shares held by Kinney, Pike, Bell & Conner, Inc. in which Mr. Pike shares voting and investment powers also includes 997 shares held by a family member in which mr. Pike has no voting power and as to which Mr. Pike disclaims beneficial ownership. Does not include options to acquire 1,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plan.

(13) Includes 24,142 shares held jointly with family members in which mr. Richards shares voting and investment powers. Does not include options to acquire 1,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plan.

(14) Includes 4,468 shares held in the VNB Profit Sharing Plan. Does not include options to acquire 4,000 shares, exercisable within sixty (60) days, pursuant to the Officers' Non-Qualified Stock Option Plan.

(15) Includes 2,097 shares held in the VNB Profit Sharing Plan.

(16) Includes 3,732 shares held in the VNB Profit Sharing Plan. Does not include options to acquire 4,000 shares, exercisable within sixty (60) days, pursuant to the Officers' Non-Qualified Stock Option Plan.

(17) Does not include options to acquire 48,000 shares, or 1.40% of the outstanding shares, exercisable within sixty (60) days, pursuant to the Directors' and Officers' Non-Qualified Stock Option Plans.

Item 13 - Certain Relationships and Related Transactions

     Some directors and officers of the Bank and the Company and their associates were customers of and had transactions with the Bank and the Company in the ordinary course of business during 1993. Additional transactions may be expected to take place in the ordinary course of business in the future. Some of the Company's directors are directors, officers, trustees, or principal security holders of corporations or other organizations which were customers of or had transactions with the Bank in the ordinary course of business during 1993. All outstanding loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other person and did not involve more than the normal risk of collectibility nor present other unfavorable features.

     In addition to banking and financial transactions, the Bank and the Company have had other transactions with, or used products or services of, various organizations of which directors of the Company are directors or officers. The amounts involved have in no case been material in relation to the business of the Bank or the Company, and it is believed that they have not been material in relation to the business of such other organizations or to the individuals concerned. It is expected that the Bank and the Company will continue to have similar transactions with, and use products or services or, such organizations in the future.

     Two directors of the Company are attorneys who have been retained in the past to represent the Bank or the Company in appropriate circumstances. During 1993, no director was retained by the Bank as legal counsel.

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Financial Statements and Exhibits

     (1) The following financial statements (including report thereon and notes thereto) are filed as part of this Report.



          Report of Independent Certified Public
               Accountants

          Consolidated Balance Sheets - December 31,
               1993 and 1992

          Consolidated Statements of Income -
               For the Years Ended December 31,
               1993, 1992, and 1991

          Consolidated Statements of Changes in
               Stockholders' Equity - For the
               Years Ended December 31, 1993,
               1992, and 1991

          Consolidated Statements of Cash Flow
               - For the Years Ended December 31,
               1993, 1992 and 1991

          Notes to Consolidated Financial
               Statements
          (2)  Schedules - None
          (3)  Exhibits:

          3.1 Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated April 23, 1990.

          3.2 By-Laws of Registrant. Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K dated April 23, 1990.

          10.1 Management continuity agreements dated February 9, 1990 between the Registrant's predecessor and four executive officers:

                    (a)  John D. Hashagen, Jr.
                    (b)  Richard O. Madden
                    (c)  W. Bruce Fenn
                    (d)  Robert G. Soucy

          Incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the fiscal year ended December 31, 1990.

          Management continuity agreement with Louis J. Dunham dated
            March 17, 1994.
          Filed herewith.
          Management continuity agreement with William G. George dated
            January 11, 1994.
          Filed herewith.

          10.2 Agreement of Merger dated February 28, 1990 between the Company and Vermont Financial Services Corp., a Delaware corporation. Incorporated by reference to Exhibit A of Registrant's Proxy Statement for its 1990 Annual Meeting of Shareholders, Exhibit 28 to Registrant's Form 10-K for the fiscal year ended December 31, 1989.

          22.  Subsidiaries of Registrant.  Filed herewith.

          24.  Consent of Coopers & Lybrand.  Filed herewith.

     (b)  Reports on Form 8-K.

          During the Registrant's fiscal quarter ended December 31, 1993, the Registrant filed no Reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VERMONT FINANCIAL SERVICES CORP.

Date:  March 9, 1994                  By /s/ John D. Hashagen, Jr.
                                            John D. Hashagen, Jr., President
                                            and Chief Executive Officer


                                      By /s/ Richard O. Madden
                                            Richard O. Madden, Executive Vice
                                            President and Chief Financial
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       Name                      Title                              Date

   /s/ John D. Hashagen, Jr.Director and President             March 9, 1994
   John D. Hashagen, Jr.    (Principal Executive Officer)

   /s/ Richard O. Madden    Secretary & Treasurer              March 9, 1994
   Richard O. Madden        (Principal Financial Officer)

   /s/ Anthony F. Abatiell  Director                           March 9, 1994
   Anthony F. Abatiell

   /s/ Zane Akins           Director                           March 9, 1994
   Zane Akins

   /s/ Charles A. Cairns    Director                           March 9, 1994
   Charles A. Cairns

   /s/ Robert C. Cody       Director                           March 9, 1994
   Robert C. Cody

   /s/ Beverly G. Davidson  Director                           March 9, 1994
   Beverly G. Davidson

   /s/ James E. Griffin     Director                           March 9, 1994
   James E. Griffin

   /s/ Daniel C. Lyons      Director                           March 9, 1994
   Daniel C. Lyons

   /s/ Kimball E. Mann      Director                           March 9, 1994
   Kimball E. Mann

   /s/ Stephan A. Morse     Director                           March 9, 1994
   Stephan A. Morse

   /s/ Donald E. O'Brien    Director                           March 9, 1994
   Donald E. O'Brien

   /s/ Roger M. Pike        Director                           March 9, 1994
   Roger M. Pike

   /s/ Mark W. Richards     Director                           March 9, 1994
   Mark W. Richards

                               Index to Exhibits

Exhibit 10.1        Management Continuity Agreements
Exhibit 22          Subsidiaries of Registrant
Exhibit 24          Consent of Independent Certified Public Accountants

                                  Exhibit 10.1

                             Vermont National Bank
                                100 Main Street
                           Brattleboro, Vermont 05301

January 11, 1994

Mr. William H. George
Nine Woodbine Road
Shelburne, Vermont 05482

Dear Mr. George:

     Vermont National Bank (the "Bank") considers it essential to the best interests of the Bank and its corporate parent, Vermont Financial Services Corp. ("VFSC") and their stockholders to foster the continuous employment of key management personnel. In this connection, the Boards of Directors of VFSC and the Bank (the "Boards") recognize that, as is the case with many publicly held businesses, the possibility of a change of control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the business and its stockholders.

     The Boards have determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the management of the Bank, including yourself, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change of control, although no such change is now contemplated.

     In order to induce you to remain in the employ of the Bank and in consideration of your agreement set forth in Subsection 2(ii) hereof, the Bank agrees that you shall receive the severance benefits set forth in this letter agreement (the "Agreement") in the event your employment is terminated subsequent to a "change in control" (as defined in Section 2 hereof) under the circumstances described below. When used herein, the term "Employer" shall mean the Bank.

     1. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect through January 31, 1997; provided, however, that commencing on January 31, 1995 and each January 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, at least two years and thirty (30) days prior to the then scheduled termination of this Agreement, the Bank shall have given notice that it does not wish to extend this Agreement; provided, further, if a change in control (as defined in Subsection 2(i) hereof) shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of thirty-six (36) months beyond the month in which such change in control occurred.

     2.   Change in Control.

          (1) No benefits shall be payable hereunder unless there shall have been a change in control of either VFSC or the Bank, as set forth below. For purposes of this Agreement, a "change in control" shall be deemed to have occurred if:

          (A) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than the Bank holding securities in a fiduciary capacity or a trustee or other fiduciary holding securities under an employee benefit plan of the Bank, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of VFSC or the Bank representing 25% or more of the combined voting power of the then outstanding securities of VFSC or the Bank, as the case may be; or

          (B) during any period of two consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board of either VFSC or the Bank and any new director (other than a director designated by a person who has entered into an agreement with VFSC or the Bank to effect a transaction described in clause (A) or (C) of this Subsection) whose election by such Board or nomination for election by the stockholders of VFSC or the Bank, as the case may be, was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of such Board; or

          (C) the stockholders of VFSC or the Bank approve a merger or consolidation of VFSC or the Bank, as the case may be, with any other corporation, other than a merger or consolidation which would result in the voting securities of VFSC or the Bank, as the case may be, outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 70% of the combined voting power of the voting securities of the surviving entity outstanding immediately after such merger or consolidation, or the stockholders of VFSC or the Bank, as the case may be, approve an agreement for the sale or disposition of all or substantially all the assets of VFSC or the Bank, as the case may be. The merger of VFSC with another corporation effected for the purpose of reincorporating in another jurisdiction shall not constitute a change of control hereunder, neither shall the merger of VFSC with the Bank.

          (ii) For purposes of this Agreement, a "potential change in control" shall be deemed to have occurred if:

          (A) VFSC or the Bank enters into an agreement, the consummation of which would result in the occurrence of a change in control of VFSC or the Bank;

          (B) any person (including VFSC or the Bank) publicly announces an intention to take or to consider taking actions which if consummated would constitute a change in control of VFSC or the Bank;

          (C) any person, other than the Bank holding securities in a fiduciary capacity or a trustee or other fiduciary holding securities under an employee benefit plan of VFSC or the Bank, who is or becomes the beneficial owner, directly or indirectly, of securities of VFSC or the Bank representing 5% or more of the combined voting power of the then outstanding securities of VFSC or the Bank, as the case may be, increases its beneficial ownership of such securities by 5% or more over the percentage so owned by such person on the date hereof; or

          (D) the Board of VFSC or the Bank adopts a resolution to the effect that, for purposes of this Agreement, a potential change in control has occurred.

You agree that, subject to the terms and conditions of this Agreement, in the event of a potential change in control, you will remain in the employ of the Employer until the earliest of (i) a date which is six (6) months from the occurrence of such potential change in control, (ii) the termination by you of your employment by reason of Disability or Retirement (at your normal retirement age), as defined in Subsection 3(i), or (iii) the occurrence of a change in control of VFSC or the Bank.

     3. Termination Following Change in Control. If any of the events described in Subsection 2(i) hereof constituting a change in control shall have occurred, you shall be entitled to the benefits provided in Subsection 4(iii) hereof upon the subsequent termination of your employment with the Bank during the term of this Agreement unless such termination is (A) because of your death, Disability or Retirement, (B) for Cause, or (C) by you other than for Good Reason.

          (i) Disability; Retirement. Your employment may be terminated for "Disability" in accordance with the Employer's disability policy as in effect from time to time; provided that no discharge for Disability shall occur unless as a result of your incapacity due to physical or mental illness you shall have been absent from the full-time performance of your duties with the Employer for six (6) consecutive months, and within thirty (30) days after written notice of termination is given you shall not have returned to the full-time performance of your duties. Termination by the Employer or you of your employment based on "Retirement" shall mean termination in accordance with the Employer's retirement policy generally applicable to its salaried employees or in accordance with any retirement arrangement established with your consent with respect to you.

          (ii) Cause. Termination by the Employer of your employment for "Cause" shall mean termination upon

          (A) the willful and continued failure by you to substantially perform your duties with the Employer (other than (i) any such failure resulting from your incapacity due to physical or mental illness, or (ii) any such actual or anticipated failure after the issuance of a Notice of Termination by you for Good Reason, as defined in Subsections 3(iv) and 3(iii), respectively) after (a) a written demand for substantial performance is delivered to you by the Board of the Employer, which demand specifically identified the manner in which the Board believes that you have not substantially performed your duties, and (b) you have been afforded a reasonable opportunity to dispute any assertions of nonperformance, or

          (B) the willful engaging by you in conduct which is demonstrably and materially injurious to the Employer, monetarily or otherwise.

For purposes of this Subsection, no act, or failure to act, on your part shall be deemed "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interest of the Employer. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the Board called and held for such purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before such Board), finding that in the good faith opinion of such Board you were guilty of conduct set forth above in clauses (A) or (B) of the first sentence of this Subsection and specifying the particulars thereof in detail.

          (iii) Good Reason. After a change in control defined in Subsection 2(i) hereof, you shall be entitled to the benefits provided in Subsection 4(iii) hereof, if you terminate your employment with the Employer for Good Reason. For purposes of this Agreement, "Good Reason" shall mean, without your express written consent, the occurrence after a change in control of VFSC or the Bank of any of the following circumstances unless, in the case of paragraphs (A), (E), (F), (G) or (H), such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination, as defined in Subsections 3(v) and 3(iv), respectively, given in respect thereof:

          (A) the assignment to you of any duties inconsistent with your status as a senior executive officer of the Employer or a substantial adverse alteration in the nature or status of your responsibilities from those in effect immediately prior to the change in control;

          (B) a reduction in your annual base salary as in effect on the date hereof or as the same may be increased from time to time, except for across-the-board salary reductions similarly affecting all senior executives of VFSC and the Bank and all senior executives of any person in control of VFSC or the Bank;

          (C) the Employer's requiring you to be based anywhere other than VFSC's or the Bank's principal executive offices wherever located in Vermont from time to time, except for (i) transfers in connection with a demonstrable promotion and (ii) required travel substantially consistent with your present business travel obligations or in connection with a demonstrable promotion;

          (D) the failure by the Employer without your consent to pay to you any portion of your current compensation, except pursuant to an across-the-board compensation deferral similarly affecting all senior executives of VFSC and the Bank and all senior executives of any person in control of VFSC or the Bank, or to pay to you any portion of an installment of deferred compensation under any deferred compensation program, within seven (7) days of the date such compensation is due;

          (E) (i) the failure by the Employer to continue in effect any compensation plan in which you participate immediately prior to the change in control which is material to your total compensation, including but not limited to VFSC's Officers Nonqualified Stock Option Plan, Employee Stock Purchase Plan, Profit Sharing Plan and Retirement Plan, or any substitute plans adopted prior to the change in control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan or plans) has been made with respect to such plans in connection with the he change in control, or (ii) the failure by the Employer to continue your participation therein (or in such substitute or alternative plan or plans) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of your participation relative to other participants, as existed at the time of the change in control;

          (F) the failure by the Employer to continue to provide you with benefits substantially similar to those enjoyed by you under any pension, life insurance, medical, health and accident, or disability plans in which you were participating at the time of the change in control, the taking of any action which would directly or indirectly materially reduce any of such benefits or deprive you of any material fringe benefit enjoyed by you at the time of the change in control, or the failure to provide you with the number of paid vacation days to which you are entitled on the basis of years of service in accordance with normal vacation policy in effect at the time of the change in control;

          (G) the failure of the Employer to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof; or

          (H) any purported termination of your employment which is not effected pursuant to a Notice of Termination satisfying the requirements of Subsection (iv) below (and, if applicable, the requirements of Subsection (ii) above); for purposes of this Agreement, no such purported termination shall be effective.

Your right to terminate your employment pursuant to this Subsection shall not be affected by your incapacity due to physical or mental illness. Your continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstances constituting Good Reason hereunder.

          (iv) Notice of Termination. Any purported termination of your employment by the Employer or by you shall be communicated by written Notice of Termination to the other parties hereto in accordance with Section 6 hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

          (v) Date of Termination, Etc. "Date of Termination shall mean (A) if your employment is terminated for Disability, thirty (30) days after Notice of Termination is given (provided that you shall not have returned to the full-time performance of your duties during such thirty (30 day period), and
(B) if your employment is terminated pursuant to Subsection (ii) or (iii) above or for any other reason (other than Disability), the date specified in the Notice of Termination (which, in the case of a termination pursuant to Subsection (ii) above shall not be less than thirty (30) days, and in the case of a termination pursuant to Subsection (iii) above shall not be less than fifteen (15) nor more than sixty (60) days, respectively, from the date such Notice of Termination is given); provided that if within fifteen (15) days after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. In the event of the pendency of any such dispute, the Employer will suspend your salary payments but will continue you as a participant in all benefit and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Subsection. Amounts paid under this Subsection are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

     4. Compensation Upon Termination or During Disability. Following a change in control, as defined by Subsection 2(i), upon termination of your employment or during a period of disability you shall be entitled to the following benefits:

          (i) During any period that you fail to perform your full-time duties with the Employer as a result of incapacity due to physical or mental illness, you shall continue to receive your base salary at the rate in effect at the commencement of any such period, together with all compensation payable to you under the Profit Sharing Plan or other similar plans in effect during such period, until this Agreement is terminated pursuant to Section 3(i) hereof. Thereafter, or in the event your employment shall be terminated by the Employer or by you for Retirement, or by reason of your death, your benefits shall be determined under the Employer's retirement, insurance and other compensation programs.

          (ii) If your employment shall be terminated by the Employer for Cause or by you other than for Good Reason, Disability, Death or Retirement, the Employer shall pay you your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given, plus all other amounts to which you are entitled under any compensation plan at the time such payments are due, and VFSC and the Bank shall have no further obligations to you under this Agreement.

          (iii) If your employment shall be terminated (a) by the Bank other than for Cause, Retirement or Disability or (b) by you for Good Reason, then you shall be entitled to the benefits provided below:

          (A) The Employer shall pay you your full base salary (net of all required withholdings, if any) through the Date of Termination at the rate in effect at the time Notice of Termination is given, plus all other amounts to which you are entitled under any compensation plan of the Employer, at the time such payments are due, except as otherwise provided below.

          (B) In lieu of any further salary payments to you for periods subsequent to the Date of Termination, the Employer shall pay you as severance an aggregate amount equal to 200% of your annual base salary in effect immediately prior to the occurrence of the circumstance giving rise to the Notice of Termination given in respect thereof, such amount to be paid out in equal, consecutive biweekly installments commencing two weeks after the Date of Termination, except as provided in paragraph (F) below.

          (C) In lieu of shares of common stock of VFSC ("VFSC Shares") issuable upon exercise of outstanding options ("Options"), if any, granted to you under VFSC's Officers Nonqualified Stock Option Plan (which Options shall be cancelled upon the making of the payment referred to below), you shall receive an amount in cash equal to the produce of (i) the excess of the higher of the mean of the bid and the asked price of VFSC Shares as reported on the National Association of Securities Dealers Automated Quotation system ("NASDAQ") on or nearest the Date of Termination or the highest per share price for VFSC Shares actually paid in connection with any change in control, over the per share exercise price of each Option held by you (whether or not then fully exercisable), times (ii) the number of VFSC Shares covered by each such option.

          (D) The payment provided for in paragraph (C) above shall be made not later than the fifth day following the Date of Termination, provided, however, that if the amounts of such payments cannot be finally determined on or before such day, you shall be paid on such day an estimate, as determined in good faith, of the minimum amount of such payments, the remainder of such payments (together with interest at the rate provided in Section 1274(b) (2) (B) of the Internal Revenue Code) as soon as the amount thereof can be determined but in no event later than the thirtieth day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan to you, payable on the fifth day after demand (together with interest at the rate hereinabove provided).

          (E) The Employer also shall pay to you 50% of all legal fees and expenses incurred by you as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to any payment or benefit provided hereunder). Such payments shall be made at the later of the time specified in paragraph (D) above, or within five (5) days after your request for payment accompanied with such evidence of fees and expenses incurred as the Employer reasonably may require.

          (F) The severance payments provided for in paragraph (B) above shall be reduced, as provided hereinbelow, in the event that, during the period in which you otherwise would be entitled to receive installments of such payments, you directly or indirectly serve as an officer, employee, director, agent, partner or consultant of, or otherwise participate in the management, operation or control of, any commercial or savings banking institution, or any entity which controls any such institution, which does business in the State of Vermont. The provisions of this paragraph (F) shall not apply in any instance (i) in which the services or activities performed by you which would otherwise result in a reduction of severance benefits are performed substantially outside of the State of Vermont, or
     (ii) in which your sole connection with such commercial or savings banking institution, or entity which controls such institution, consists of your ownership of less than five percent (5%) of the outstanding voting securities thereof. If an event described in the first sentence of this paragraph (F) occurs prior to your receipt of one-half of the severance payments provided for in paragraph (B) above, such severance payments shall cease upon the payment of one-half thereof. If such event occurs after your receipt of one-half of such severance payments, you shall be entitled to no further severance payments; provided, however, that there shall be no reduction in severance benefits if within thirty (30) days of your notification from the Employer that an event has occurred which would result in a reduction of severance payments as hereinabove provided (or the Employer's cessation of such payments without prior notification), you either sever the relationship which gives rise to such reduction of severance payments or demonstrate to the reasonable satisfaction of the Board of the Employer that no reduction of severance payments is warranted.

          (G) The Employer also shall reimburse you for the reasonable fee of a professional out-placement service selected by you within 90 days after termination of your employment.

          (iv) If your employment shall be terminated (A) by the Employer other than for Cause, Retirement or Disability or (B) by you for Good Reason, then the Employer shall arrange to provide you with life, disability, accident, health and dental insurance benefits substantially similar to those which you are receiving immediately prior to the Notice of Termination, such benefits to continue for so long as you are entitled to receive severance payments pursuant to Subsection 4(iii) (B) above; provided, however, that each such aforesaid category of benefits shall cease to be provided by the Employer upon your becoming eligible to receive benefits substantially similar to such category of benefits from another employer.

          (v) You shall not be required to mitigate the amount of any payment provided for in this Section 4 by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Section 4 be reduced by any compensation earned by you as the result of employment by another Employer, by retirement benefits, by offset against any amount claimed to be owed by you to VFSC or the Bank, or otherwise, except as specifically provided in this Section 4.

          (vi) In addition to all other amounts payable to you under this
Section 4, you shall be entitled to receive all benefits payable to you under the Employer's Pension Plan, Profit Sharing Plan and any other plan or agreement relating to retirement benefits.

     5.   Successors Binding Agreement.

          (i) The Bank will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of its business and/or assets to assume expressly and agree to perform this Agreement in the same manner and to the same extent as if no such succession had taken place. Failure of the Bank to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation in the same amount and on the same terms as you would be entitled to hereunder if you terminate your employment for Good Reason following a change in control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Bank" shall mean the Bank as hereinbefore defined and any successor to the business and/or assets of the Bank as aforesaid which successor assumes and agrees to perform this Agreement by operation of law, or otherwise.

          (ii) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there is no such designee, to your estate.

     6. Notice. For the purpose of this Agreement, notices and all other communications provided for in the agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     7.   Miscellaneous.      No provision of this Agreement may be modified,
waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer or officers as may be specifically designated by the Boards. No waiver by a party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by another party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect of the subject matter hereof have been made by any party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Vermont. All references to sections of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such sections. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law. The obligations of the Bank under Section 4 shall survive the expiration of the term of this Agreement.

     8. Validity. The invalidity or unenforceability or any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     9. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     10. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in the city or town of VFSC's principal place of business as hereinbelow provided. If a dispute or controversy hereunder arises and, within thirty (30) days of each party's written notice thereof, such dispute or controversy has not been resolved by mutual accord, then such dispute or controversy shall be conclusively determined by three arbitrators, one arbitrator being selected by you, one arbitrator being selected by the Employer and the third being selected by the two arbitrators so selected. In the event of their inability to agree on the selection of a third arbitrator, the third arbitrator shall be designated in accordance with the rules of the American Arbitrator Association then in effect. In the event that within ten (10) business days after the above-referenced 30-day period expires without resolution of any dispute or controversy by mutual accord any party shall not have selected its arbitrator and given written notice thereof to the other party, such arbitrator shall be selected in accordance with the rules of the American Arbitration Association as then in effect. All determinations made by the arbitrators selected pursuant to the provision of this Section shall be by majority vote and shall be final. Notice of any such determination shall be forthwith given to each party. Upon the conclusion of the arbitration, the arbitrators shall allocate the costs of arbitration as follows: the Employer shall pay all the fees and expenses of such arbitration, except that you shall pay the portion of your legal fees specified in Subsection 4(iii) (E) above and the fees and expenses of the arbitrator selected by you. Judgment may be entered on the arbitrators' award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     If this letter sets forth our agreement on the subject matter hereof, kindly sign and return the enclosed copy of this letter which will then constitute our agreement on this subject.

                             Vermont National Bank
                                100 Main Street
                           Brattleboro, Vermont 05301

March 17, 1994

Mr. Louis J. Dunham
RR 2, Box 469
Brattleboro, VT 05301

Dear Mr. Dunham:

     Vermont National Bank (the "Bank") considers it essential to the best interests of the Bank and its corporate parent, Vermont Financial Services Corp. ("VFSC") and their stockholders to foster the continuous employment of key management personnel. In this connection, the Boards of Directors of VFSC and the Bank (the "Boards") recognize that, as is the case with many publicly held businesses, the possibility of a change of control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the business and its stockholders.

     The Boards have determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the management of the Bank, including yourself, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change of control, although no such change is now contemplated.

     In order to induce you to remain in the employ of the Bank and in consideration of your agreement set forth in Subsection 2(ii) hereof, the Bank agrees that you shall receive the severance benefits set forth in this letter agreement (the "Agreement") in the event your employment is terminated subsequent to a "change in control" (as defined in Section 2 hereof) under the circumstances described below. When used herein, the term "Employer" shall mean the Bank.

     1. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect through January 31, 1997; provided, however, that commencing on January 31, 1995 and each January 31 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, at least two years and thirty (30) days prior to the then scheduled termination of this Agreement, the Bank shall have given notice that it does not wish to extend this Agreement; provided, further, if a change in control (as defined in Subsection 2(i) hereof) shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of thirty-six (36) months beyond the month in which such change in control occurred.

     2.   Change in Control.

          (1) No benefits shall be payable hereunder unless there shall have been a change in control of either VFSC or the Bank, as set forth below. For purposes of this Agreement, a "change in control" shall be deemed to have occurred if:

          (A) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than the Bank holding securities in a fiduciary capacity or a trustee or other fiduciary holding securities under an employee benefit plan of the Bank, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of VFSC or the Bank representing 25% or more of the combined voting power of the then outstanding securities of VFSC or the Bank, as the case may be; or

          (B) during any period of two consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board of either VFSC or the Bank and any new director (other than a director designated by a person who has entered into an agreement with VFSC or the Bank to effect a transaction described in clause (A) or (C) of this Subsection) whose election by such Board or nomination for election by the stockholders of VFSC or the Bank, as the case may be, was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of such Board; or

          (C) the stockholders of VFSC or the Bank approve a merger or consolidation of VFSC or the Bank, as the case may be, with any other corporation, other than a merger or consolidation which would result in the voting securities of VFSC or the Bank, as the case may be, outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 70% of the combined voting power of the voting securities of the surviving entity outstanding immediately after such merger or consolidation, or the stockholders of VFSC or the Bank, as the case may be, approve an agreement for the sale or disposition of all or substantially all the assets of VFSC or the Bank, as the case may be. The merger of VFSC with another corporation effected for the purpose of reincorporating in another jurisdiction shall not constitute a change of control hereunder, neither shall the merger of VFSC with the Bank.

          (ii) For purposes of this Agreement, a "potential change in control" shall be deemed to have occurred if:

          (A) VFSC or the Bank enters into an agreement, the consummation of which would result in the occurrence of a change in control of VFSC or the Bank;

          (B) any person (including VFSC or the Bank) publicly announces an intention to take or to consider taking actions which if consummated would constitute a change in control of VFSC or the Bank;

          (C) any person, other than the Bank holding securities in a fiduciary capacity or a trustee or other fiduciary holding securities under an employee benefit plan of VFSC or the Bank, who is or becomes the beneficial owner, directly or indirectly, of securities of VFSC or the Bank representing 5% or more of the combined voting power of the then outstanding securities of VFSC or the Bank, as the case may be, increases its beneficial ownership of such securities by 5% or more over the percentage so owned by such person on the date hereof; or

          (D) the Board of VFSC or the Bank adopts a resolution to the effect that, for purposes of this Agreement, a potential change in control has occurred.

You agree that, subject to the terms and conditions of this Agreement, in the event of a potential change in control, you will remain in the employ of the Employer until the earliest of (i) a date which is six (6) months from the occurrence of such potential change in control, (ii) the termination by you of your employment by reason of Disability or Retirement (at your normal retirement age), as defined in Subsection 3(i), or (iii) the occurrence of a change in control of VFSC or the Bank.

     3. Termination Following Change in Control. If any of the events described in Subsection 2(i) hereof constituting a change in control shall have occurred, you shall be entitled to the benefits provided in Subsection 4(iii) hereof upon the subsequent termination of your employment with the Bank during the term of this Agreement unless such termination is (A) because of your death, Disability or Retirement, (B) for Cause, or (C) by you other than for Good Reason.

          (i) Disability; Retirement. Your employment may be terminated for "Disability" in accordance with the Employer's disability policy as in effect from time to time; provided that no discharge for Disability shall occur unless as a result of your incapacity due to physical or mental illness you shall have been absent from the full-time performance of your duties with the Employer for six (6) consecutive months, and within thirty (30) days after written notice of termination is given you shall not have returned to the full-time performance of your duties. Termination by the Employer or you of your employment based on "Retirement" shall mean termination in accordance with the Employer's retirement policy generally applicable to its salaried employees or in accordance with any retirement arrangement established with your consent with respect to you.

          (ii) Cause. Termination by the Employer of your employment for "Cause" shall mean termination upon

          (A) the willful and continued failure by you to substantially perform your duties with the Employer (other than (i) any such failure resulting from your incapacity due to physical or mental illness, or (ii) any such actual or anticipated failure after the issuance of a Notice of Termination by you for Good Reason, as defined in Subsections 3(iv) and 3(iii), respectively) after (a) a written demand for substantial performance is delivered to you by the Board of the Employer, which demand specifically identified the manner in which the Board believes that you have not substantially performed your duties, and (b) you have been afforded a reasonable opportunity to dispute any assertions of nonperformance, or

          (B) the willful engaging by you in conduct which is demonstrably and materially injurious to the Employer, monetarily or otherwise.

For purposes of this Subsection, no act, or failure to act, on your part shall be deemed "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interest of the Employer. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the Board called and held for such purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before such Board), finding that in the good faith opinion of such Board you were guilty of conduct set forth above in clauses (A) or (B) of the first sentence of this Subsection and specifying the particulars thereof in detail.

          (iii) Good Reason. After a change in control defined in Subsection 2(i) hereof, you shall be entitled to the benefits provided in Subsection 4(iii) hereof, if you terminate your employment with the Employer for Good Reason. For purposes of this Agreement, "Good Reason" shall mean, without your express written consent, the occurrence after a change in control of VFSC or the Bank of any of the following circumstances unless, in the case of paragraphs (A), (E), (F), (G) or (H), such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination, as defined in Subsections 3(v) and 3(iv), respectively, given in respect thereof:

          (A) the assignment to you of any duties inconsistent with your status as a senior executive officer of the Employer or a substantial adverse alteration in the nature or status of your responsibilities from those in effect immediately prior to the change in control;

          (B) a reduction in your annual base salary as in effect on the date hereof or as the same may be increased from time to time, except for across-the-board salary reductions similarly affecting all senior executives of VFSC and the Bank and all senior executives of any person in control of VFSC or the Bank;

          (C) the Employer's requiring you to be based anywhere other than VFSC's or the Bank's principal executive offices wherever located in Vermont from time to time, except for (i) transfers in connection with a demonstrable promotion and (ii) required travel substantially consistent with your present business travel obligations or in connection with a demonstrable promotion;

          (D) the failure by the Employer without your consent to pay to you any portion of your current compensation, except pursuant to an across-the-board compensation deferral similarly affecting all senior executives of VFSC and the Bank and all senior executives of any person in control of VFSC or the Bank, or to pay to you any portion of an installment of deferred compensation under any deferred compensation program, within seven (7) days of the date such compensation is due;

          (E) (i) the failure by the Employer to continue in effect any compensation plan in which you participate immediately prior to the change in control which is material to your total compensation, including but not limited to VFSC's Officers Nonqualified Stock Option Plan, Employee Stock Purchase Plan, Profit Sharing Plan and Retirement Plan, or any substitute plans adopted prior to the change in control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan or plans) has been made with respect to such plans in connection with the he change in control, or (ii) the failure by the Employer to continue your participation therein (or in such substitute or alternative plan or plans) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of your participation relative to other participants, as existed at the time of the change in control;

          (F) the failure by the Employer to continue to provide you with benefits substantially similar to those enjoyed by you under any pension, life insurance, medical, health and accident, or disability plans in which you were participating at the time of the change in control, the taking of any action which would directly or indirectly materially reduce any of such benefits or deprive you of any material fringe benefit enjoyed by you at the time of the change in control, or the failure to provide you with the number of paid vacation days to which you are entitled on the basis of years of service in accordance with normal vacation policy in effect at the time of the change in control;

          (G) the failure of the Employer to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 5 hereof; or

          (H) any purported termination of your employment which is not effected pursuant to a Notice of Termination satisfying the requirements of Subsection (iv) below (and, if applicable, the requirements of Subsection (ii) above); for purposes of this Agreement, no such purported termination shall be effective.

Your right to terminate your employment pursuant to this Subsection shall not be affected by your incapacity due to physical or mental illness. Your continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstances constituting Good Reason hereunder.

          (iv) Notice of Termination. Any purported termination of your employment by the Employer or by you shall be communicated by written Notice of Termination to the other parties hereto in accordance with Section 6 hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

          (v) Date of Termination, Etc. "Date of Termination shall mean (A) if your employment is terminated for Disability, thirty (30) days after Notice of Termination is given (provided that you shall not have returned to the full-time performance of your duties during such thirty (30 day period), and
(B) if your employment is terminated pursuant to Subsection (ii) or (iii) above or for any other reason (other than Disability), the date specified in the Notice of Termination (which, in the case of a termination pursuant to Subsection (ii) above shall not be less than thirty (30) days, and in the case of a termination pursuant to Subsection (iii) above shall not be less than fifteen (15) nor more than sixty (60) days, respectively, from the date such Notice of Termination is given); provided that if within fifteen (15) days after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. In the event of the pendency of any such dispute, the Employer will suspend your salary payments but will continue you as a participant in all benefit and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Subsection. Amounts paid under this Subsection are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

     4. Compensation Upon Termination or During Disability. Following a change in control, as defined by Subsection 2(i), upon termination of your employment or during a period of disability you shall be entitled to the following benefits:

          (i) During any period that you fail to perform your full-time duties with the Employer as a result of incapacity due to physical or mental illness, you shall continue to receive your base salary at the rate in effect at the commencement of any such period, together with all compensation payable to you under the Profit Sharing Plan or other similar plans in effect during such period, until this Agreement is terminated pursuant to Section 3(i) hereof. Thereafter, or in the event your employment shall be terminated by the Employer or by you for Retirement, or by reason of your death, your benefits shall be determined under the Employer's retirement, insurance and other compensation programs.

          (ii) If your employment shall be terminated by the Employer for Cause or by you other than for Good Reason, Disability, Death or Retirement, the Employer shall pay you your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given, plus all other amounts to which you are entitled under any compensation plan at the time such payments are due, and VFSC and the Bank shall have no further obligations to you under this Agreement.

          (iii) If your employment shall be terminated (a) by the Bank other than for Cause, Retirement or Disability or (b) by you for Good Reason, then you shall be entitled to the benefits provided below:

          (A) The Employer shall pay you your full base salary (net of all required withholdings, if any) through the Date of Termination at the rate in effect at the time Notice of Termination is given, plus all other amounts to which you are entitled under any compensation plan of the Employer, at the time such payments are due, except as otherwise provided below.

          (B) In lieu of any further salary payments to you for periods subsequent to the Date of Termination, the Employer shall pay you as severance an aggregate amount equal to 200% of your annual base salary in effect immediately prior to the occurrence of the circumstance giving rise to the Notice of Termination given in respect thereof, such amount to be paid out in equal, consecutive biweekly installments commencing two weeks after the Date of Termination, except as provided in paragraph (F) below.

          (C) In lieu of shares of common stock of VFSC ("VFSC Shares") issuable upon exercise of outstanding options ("Options"), if any, granted to you under VFSC's Officers Nonqualified Stock Option Plan (which Options shall be cancelled upon the making of the payment referred to below), you shall receive an amount in cash equal to the produce of (i) the excess of the higher of the mean of the bid and the asked price of VFSC Shares as reported on the National Association of Securities Dealers Automated Quotation system ("NASDAQ") on or nearest the Date of Termination or the highest per share price for VFSC Shares actually paid in connection with any change in control, over the per share exercise price of each Option held by you (whether or not then fully exercisable), times (ii) the number of VFSC Shares covered by each such option.

          (D) The payment provided for in paragraph (C) above shall be made not later than the fifth day following the Date of Termination, provided, however, that if the amounts of such payments cannot be finally determined on or before such day, you shall be paid on such day an estimate, as determined in good faith, of the minimum amount of such payments, the remainder of such payments (together with interest at the rate provided in Section 1274(b) (2) (B) of the Internal Revenue Code) as soon as the amount thereof can be determined but in no event later than the thirtieth day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan to you, payable on the fifth day after demand (together with interest at the rate hereinabove provided).

          (E) The Employer also shall pay to you 50% of all legal fees and expenses incurred by you as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to any payment or benefit provided hereunder). Such payments shall be made at the later of the time specified in paragraph (D) above, or within five (5) days after your request for payment accompanied with such evidence of fees and expenses incurred as the Employer reasonably may require.

          (F) The severance payments provided for in paragraph (B) above shall be reduced, as provided hereinbelow, in the event that, during the period in which you otherwise would be entitled to receive installments of such payments, you directly or indirectly serve as an officer, employee, director, agent, partner or consultant of, or otherwise participate in the management, operation or control of, any commercial or savings banking institution, or any entity which controls any such institution, which does business in the State of Vermont. The provisions of this paragraph (F) shall not apply in any instance (i) in which the services or activities performed by you which would otherwise result in a reduction of severance benefits are performed substantially outside of the State of Vermont, or
     (ii) in which your sole connection with such commercial or savings banking institution, or entity which controls such institution, consists of your ownership of less than five percent (5%) of the outstanding voting securities thereof. If an event described in the first sentence of this paragraph (F) occurs prior to your receipt of one-half of the severance payments provided for in paragraph (B) above, such severance payments shall cease upon the payment of one-half thereof. If such event occurs after your receipt of one-half of such severance payments, you shall be entitled to no further severance payments; provided, however, that there shall be no reduction in severance benefits if within thirty (30) days of your notification from the Employer that an event has occurred which would result in a reduction of severance payments as hereinabove provided (or the Employer's cessation of such payments without prior notification), you either sever the relationship which gives rise to such reduction of severance payments or demonstrate to the reasonable satisfaction of the Board of the Employer that no reduction of severance payments is warranted.

          (G) The Employer also shall reimburse you for the reasonable fee of a professional out-placement service selected by you within 90 days after termination of your employment.

          (iv) If your employment shall be terminated (A) by the Employer other than for Cause, Retirement or Disability or (B) by you for Good Reason, then the Employer shall arrange to provide you with life, disability, accident, health and dental insurance benefits substantially similar to those which you are receiving immediately prior to the Notice of Termination, such benefits to continue for so long as you are entitled to receive severance payments pursuant to Subsection 4(iii) (B) above; provided, however, that each such aforesaid category of benefits shall cease to be provided by the Employer upon your becoming eligible to receive benefits substantially similar to such category of benefits from another employer.

          (v) You shall not be required to mitigate the amount of any payment provided for in this Section 4 by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Section 4 be reduced by any compensation earned by you as the result of employment by another Employer, by retirement benefits, by offset against any amount claimed to be owed by you to VFSC or the Bank, or otherwise, except as specifically provided in this Section 4.

          (vi) In addition to all other amounts payable to you under this
Section 4, you shall be entitled to receive all benefits payable to you under the Employer's Pension Plan, Profit Sharing Plan and any other plan or agreement relating to retirement benefits.

     5.   Successors Binding Agreement.

          (i) The Bank will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of its business and/or assets to assume expressly and agree to perform this Agreement in the same manner and to the same extent as if no such succession had taken place. Failure of the Bank to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation in the same amount and on the same terms as you would be entitled to hereunder if you terminate your employment for Good Reason following a change in control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Bank" shall mean the Bank as hereinbefore defined and any successor to the business and/or assets of the Bank as aforesaid which successor assumes and agrees to perform this Agreement by operation of law, or otherwise.

          (ii) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there is no such designee, to your estate.

     6. Notice. For the purpose of this Agreement, notices and all other communications provided for in the agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     7.   Miscellaneous.      No provision of this Agreement may be modified,
waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer or officers as may be specifically designated by the Boards. No waiver by a party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by another party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect of the subject matter hereof have been made by any party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Vermont. All references to sections of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such sections. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law. The obligations of the Bank under Section 4 shall survive the expiration of the term of this Agreement.

     8. Validity. The invalidity or unenforceability or any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     9. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     10. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in the city or town of VFSC's principal place of business as hereinbelow provided. If a dispute or controversy hereunder arises and, within thirty (30) days of each party's written notice thereof, such dispute or controversy has not been resolved by mutual accord, then such dispute or controversy shall be conclusively determined by three arbitrators, one arbitrator being selected by you, one arbitrator being selected by the Employer and the third being selected by the two arbitrators so selected. In the event of their inability to agree on the selection of a third arbitrator, the third arbitrator shall be designated in accordance with the rules of the American Arbitrator Association then in effect. In the event that within ten (10) business days after the above-referenced 30-day period expires without resolution of any dispute or controversy by mutual accord any party shall not have selected its arbitrator and given written notice thereof to the other party, such arbitrator shall be selected in accordance with the rules of the American Arbitration Association as then in effect. All determinations made by the arbitrators selected pursuant to the provision of this Section shall be by majority vote and shall be final. Notice of any such determination shall be forthwith given to each party. Upon the conclusion of the arbitration, the arbitrators shall allocate the costs of arbitration as follows: the Employer shall pay all the fees and expenses of such arbitration, except that you shall pay the portion of your legal fees specified in Subsection 4(iii) (E) above and the fees and expenses of the arbitrator selected by you. Judgment may be entered on the arbitrators' award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     If this letter sets forth our agreement on the subject matter hereof, kindly sign and return the enclosed copy of this letter which will then constitute our agreement on this subject.

                                   Exhibit 22

Subsidiaries of Registrant:

1. Vermont National Bank, a national banking association, with a principal place of business at 100 Main Street, Brattleboro, VT 05301.

2. Vermont Financial Services Corp., a Delaware corporation, with a principal place of business at 100 Main Street, Brattleboro, VT 05301 (incorporated in 1990).

                                   Exhibit 24

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We consent to the incorporation by reference in the registration statements of Vermont Financial Services Corp. on Form S-8 (File No. 2-83361), Form S-3 (File No. 2-80833) and Form S-4 (File No. 33-72554) of our report dated January 21, 1994 on our audit of the consolidated financial statements of Vermont Financial Services Corp. and subsidiary as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, which report is included in this Annual Report on From 10-K.


COOPERS & LYBRAND


Springfield, Massachusetts
March 28, 1994