Form 10-Q
period 1994-03-31
VERMONT FINANCIAL SERVICES CORP
filed 1994-05-11
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                        ______________________


                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


                        ______________________


For the Quarterly Period Ended March 31, 1994, Commission Files Number
                                0-11012

                   VERMONT FINANCIAL SERVICES CORP.

   A DELAWARE CORPORATION IRS EMPLOYER IDENTIFICATION NO. 03-0284445

             100 Main Street, Brattleboro, Vermont  05301

                      Telephone:  (802) 257-7151

                        ______________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.




                               Yes  X No


                 APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                   As of April 30, 1994 - 3,418,637

                     Part I. FINANCIAL INFORMATION
                   VERMONT FINANCIAL SERVICES CORP.
                 Consolidated Statements of Condition
                 March 31, 1994 and December 31, 1993
                            (in thousands)
                              (unaudited)
                                               March 31  December 31
                                                  1994        1993
ASSETS                                         --------    --------

Cash and Due from Banks                     $   44,620    $ 48,453
Interest Bearing Balances with Banks                50          50
Securities Available for Sale:
  U.S. Treasury and U.S. Government Agencies    95,406      68,170
  Mortgage Backed Securities                    62,347      70,391
  State and Municipal                            8,768       8,887
  Other                                          9,725      13,790
                                               -------     -------
    Total Securities Available for Sale        176,246     161,238

Federal Funds Sold                                   0       4,000
Loans:
  Commercial                                   192,200     192,964
  Commercial Real Estate                       183,877     181,018
  Residential Real Estate                      217,829     222,852
  Consumer                                      88,915      92,422
                                               -------     -------
    Total Loans                                682,821     689,256
  Less:  Allowance for Loan Losses              13,986      14,559
                                               -------     -------
    Net Loans                                  668,835     674,697
Premises and Equipment                          20,262      19,961
Other Real Estate Owned (OREO) (net of
  reserve $601 in 1994 and $490 in 1993)         3,606       2,756
Other Assets                                    25,407      23,331
                                               -------     -------
    Total Assets                             $ 939,026   $ 934,486
                                               =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                     $  90,054   $  99,936
  Savings, NOW & Money Market Accounts         478,582     460,300
  Other Time:  Under $100,000                  185,272     188,190
               Over  $100,000                   22,527      25,008
                                               -------     -------
    Total Deposits                             776,435     773,434
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                89,406      85,702
Liabilities for Borrowed Money                     732         733
Other Liabilities                                6,321       6,409
                                               -------     -------
    Total Liabilities                          872,894     866,278

Stockholders' Equity
Common Stock - $1 Par Value
  Authorized 20,000,000 shares
  Issued and Outstanding: 1994-3,523,607 shares
                          1993-3,522,268 shares  3,524       3,522
Preferred Stock - $1 Par Value
  Authorized 5,000,000 shares
Capital Surplus                                 41,262      41,240
Undivided Profits                               26,048      24,806
Security Valuation Allowance                    (2,643)        699
Treasury Stock              1994-105,261 shares
                            1993-105,256 shares (2,059)     (2,059)
                                                -------     -------
    Total Stockholders' Equity                  66,132      68,208
                                                -------     -------
    Total Liabilities & Stockholders' Equity $ 939,026   $ 934,486
                                               ========    ========
Fully Diluted Book Value
    per Share of Common Stock                $   19.35   $   19.96

Vermont Financial Services Corp.
Consolidated Statements of Income
(in thousands)
(unaudited)
                                               Three Months Ended
                                                     March 31,
                                                 1994        1993
                                               ______      ______
Interest Income
Interest and Fees on Loans                  $  13,374    $ 14,460
Interest on Securities Available for Sale:
  Taxable Interest Income                       2,209       2,374
  Tax Exempt Interest Income                      107          87
Interest on Federal Funds Sold                      5          13
Interest on Time Deposits                           0           1
                                               ------      ------
    Total Interest Income                      15,695      16,935
Interest Expense
Interest on Deposits                            5,276       5,714
Interest on Federal Funds Purchased and
  Borrowed Money and Securities Sold under
  Agreements to Repurchase                        630         741
                                               ------      ------
    Total Interest Expense                      5,906       6,455
                                               ------      ------
    Net Interest Income                         9,789      10,480
Less:  Provision for Loan Losses                1,000       1,500
                                               ------      ------
Net Interest Income After
  Provision for Loan Losses                     8,789       8,980
Other Operating Income
Securities Gains                                   20         268
Trust Department Income                           759         603
Service Charges on Deposit Accounts             1,077         954
Serviced Mortgage Fees                            511         474
Merchants Discount                                548         469
Other Noninterest Income                          934         813
                                               ------      ------
    Total Other Operating Income                3,849       3,581

Other Operating Expense
Salaries and Wages                              3,935       3,895
Pension and Other Employee Benefits             1,039       1,016
Occupancy of Bank Premises, net                   801         752
Furniture and Equipment                           964         905
FDIC Assessment                                   491         527
OREO & Collection Expense/Losses, net             663       1,557
Other Noninterest Expense                       2,526       2,322
                                               ------      ------
    Total Other Operating Expenses             10,419      10,974
                                               ------      ------
Net Overhead                                   (6,570)     (7,393)
                                               ------      ------
Income Before Income Taxes                      2,219       1,587
Applicable Income Tax Expense                     634         466
                                               ------      ------
Net Income                                  $   1,585   $   1,121
                                               ======      ======
Earnings Per Common Share (Based on 3,417,575
 and 3,370,165 Average Common Shares Outstanding
 for the Respective Periods)
 Net Income -- Primary and Fully Diluted    $    0.46  $     0.33


                   VERMONT FINANCIAL SERVICES CORP.
                        STATEMENTS OF CASH FLOW
                              (unaudited)

                                              3 Months Ended March 31,
                                                   1994         1993
                                                 --------    --------

                                                      (in thousands)

OPERATING ACTIVITIES
   Net Income                                   $  1,585   $    1,121
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for Loan Losses                    1,000        1,500
      Provision for depreciation                     600          497
      Amortization and accretion on securities       344         (59)
      Deferred income taxes                          620          218
      Security (gains)                               (20)        (268)
      Proceeds from sale of loans                 33,721       31,981
      Loans originated for sale                  (31,797)     (29,608)
      Losses on OREO                                  91          914
      (Increase) in receivable and
          other assets                              (974)        (988)
      (Decrease) Increase in interest payable and
          other liabilities                          (88)       1,624
                                                 --------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES    5,082        6,932

INVESTING ACTIVITIES
   Proceeds from sales of securities               9,384        6,494
   Proceeds from maturities of securities          9,049        6,900
   Purchases of securities                       (38,829)     (34,829)
   Proceeds from sales of OREO                       810        2,456
   Net decrease in loans                           1,187        2,201
   Purchase of premises and equipment               (901)        (909)
                                                 --------    ---------
      NET CASH USED BY INVESTING ACTIVITIES      (19,300)     (17,687)

FINANCING ACTIVITIES
   Net increase (decrease) in deposits              3,001     (11,221)
   Net increase (decrease) in short-term borrowings 3,703      (2,691)
   Issuance of common stock                            23          61
   Cash dividends                                    (342)       (273)
                                                 --------    --------
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES 6,385     (14,124)

(DECREASE) IN CASH AND CASH EQUIVALENTS            (7,833)    (24,879)
Cash and cash equivalents beginning of period      52,503       59,620
                                                  --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  44,670     $ 34,741
                                                 ========     ========

Non-monetary Transactions:
   Transfer of Loans to OREO for the periods ended March 31, 1994 and 1993 totaled $1,751 and $3,405, respectively.

                                ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Three-Month Periods Ended March 31, 1994 and 1993

Overview

     The first quarter of 1994 resulted in net income of $1,585,000 or $0.46 per share, versus $1,121,000, or $0.33 per share in the same period of 1993. Income before taxes improved by $632,000 from 1993's first quarter, primarily due to a $.5 million decrease in the provision for loan losses ($1 million and $1.5 million for the first quarters of 1994 and 1993, respectively).

     The annualized return on average total assets was 0.69% versus 0.51% and the annualized return on average stockholders' equity was 9.45% versus 7.18% for the first quarter of 1994 and 1993, respectively.

     In the opinion of Management, all adjustments which are necessary to the fair statement of the consolidate financial position of Vermont Financial Services Corp. (Company) and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflected and all such adjustment are of a normal recurring nature.

Results of Operations

     Net Interest Income of $9.8 million for the first quarter of 1994 represented a $0.7 million decrease from the same period in 1993. The net interest margin was 4.72% in 1994, down from 5.35% a year earlier. The decrease in Net Interest Income was due to lower charges and fees on loans, which at $536,000, were $866,000 less than 1993. Much of this decrease was due to rapidly rising long term interest rates which caused a $590,000 decrease in mortgage loan related fees. Also contributing to the decrease in Net Interest Income was a 0.22% decrease in the spread between the rate the Bank earned on earning assets and the rate it paid on interest-bearing liabilities. A rise in the prime rate to 6.75% as of April 20th, from 6.00% at year end, is expected to improve the net interest margin going forward.

     At March 31,1994 the mortgage servicing portfolio totalled $443.3 million compared to $438.9 million at year end. This portfolio generates approximately $170,000 of servicing income on a monthly basis.

     Net overhead for the first quarter of 1994 decreased $823,000 or 11%, over the same 1993 period. All of the decrease was due to a decline in expenses, write downs and losses on sales of other real estate owned (OREO) which were $894,000 lower in the first quarter of 1994 than they were in the first quarter of 1993. Management had expected a substantial decrease in OREO related expenses as a result of an auction held in October 1993. This, in fact, did occur.

     The Bank's FDIC insurance costs decreased 7% from the first quarter of 1993 to $491,000 for the first quarter of 1994. This was largely due to a decrease in the assessment rate from $0.29 to $0.26 per $100 of deposits. The assessment will be dropping to $0.23 for the semiannual period beginning July 1, 1994.

     Costs  associated  with  the  pending merger  with  Western  Mass
Bankshares have been expensed as incurred. These expenses will continue throughout the second quarter as the merger is expected to be consummated during the quarter. See "Recent Developments".

Loan Quality

     Nonperforming  assets (nonaccrual loans,  restructured loans  and
OREO) were reduced from $25.1 million on December 31, 1993 to $21.7 million on March 31, 1994 due to nonaccrual and restructured loans decreasing $4.2 million to $18.1 million. OREO increased from year end by $0.8 million to $3.6 million. As of March 31, 1994 non performing assets equalled 3.2% of total loans plus OREO, down from 3.6% at year end 1993. Loans 90 or more days past due and still accruing interest were $2.5 million, up from $1.4 million at December 31, 1993.

     The Allowance for Loan Losses was $14.0 million as of quarter end, equal to 2.05% of loans outstanding, 77% of nonperforming
(nonaccrual and restructured) loans and 65% of total nonperforming assets. These favorably compare to the year end 1993 levels of 2.11%, 65% and 58%, respectively.

Financial Condition

  Loans

     Total loans at March 31, 1994 were $682.8 million down $6.5 million from the December 31, 1993 balance. Residential real estate and consumer loans decreased $5.0 million and $3.5 million, respectively, while commercial real estate loans increased $2.9 million.

  Securities Available for Sale

     Securities available for sale increased $15 million. U.S. Government Agency securities increased $32.8 million while investments in U.S. Treasury securities, Mortgage Backed securities and Money Market Funds decreased $2.2 million, $8.0 million and $4.0 million, respectively. Rising interest rates caused a shift from an unrealized gain of $1.1 million in the investment portfolio at year end 1993, to an unrealized loss of $4.0 million at March 31, 1994. This partially offset the increase in the investment portfolio.

  Deposits

     At March 31, 1994, total deposits were $776.4 million, an increase of $3.0 million, or 1% from the December 31, 1993 level. Demand deposits decreased $9.9 million during this period due to the normal runoff of year end balances. Savings, Now and Money Market Accounts increased $18.3 million during the three months. Other time deposits (CDs) decreased by $5.4 million, with a $2.5 million decrease in CDs over $100,000 and a $2.9 million decrease in CDs under $100,000.

     Compared to March 31, 1993 balances, assets, equity and loans increased 4.9%, 3.2% and 1.7%, respectively. Deposits increased 5.2% from March 31, 1993 to 1994. Nearly all of this growth was due to a $53.1 million increase in Savings, Now and and Money Market balances.

  Capital Resources

     Stockholders' equity decreased from $68.2 million at year end to $66.1 million at March 31, 1994. Equity as a percent of total assets decreased from 7.30% at year end 1993 to 7.04% at March 31, 1994.
This decrease was a result of the $3.3 million charge to the Security Valuation Allowance due to the decline in market value of the securities available for sale portfolio. As the current risk based Capital regulations exclude unrealized gains and losses from the definition of Capital, Tier I and Total Risk Based Capital ratios increased to 10.4% and 11.7% from their year end levels of 10.1% and 11.4%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Recent Developments

     During the first quarter the Company completed the construction of a new branch office building in Barre, Vermont. Plans have also been announced to close an existing branch in the Berlin, Vermont Shopping Plaza during the third quarter. No additions to premises and equipment are expected to exceed $500,000. All additions will be funded through the operations of the Company.

     In the third quarter of 1993 the Company announced a definitive merger agreement with West Mass Bankshares, Inc. ("West Mass") of Greenfield, Mass. The Company has agreed to acquire West Mass in a stock-for-stock merger which will result in West Mass' banking subsidiary, United Savings Bank, becoming a wholly owned subsidiary of VFSC. West Mass has total assets of approximately $227 million as of March 31, 1994 and operates 6 banking offices in or near Greenfield, Mass. Shareholder (see Item 4 below) and regulatory approval have been obtained with the exception of approval by the Massachusetts Board of Banking Incorporation, which has scheduled a public hearing on the merger for May 12, 1994. The Company is aware of no reason why such regulatory approval should not be granted, and it hopes to close the transaction during the second quarter.

                      PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
                                 NONE

ITEM 2.  CHANGES IN SECURITIES
                                 NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     At  a  meeting held on April 26,  1994,  the shareholders of  the
Company voted to approve the merger of West Mass' Bankshares, Inc. ("West Mass") into the Company. At this meeting 2,769,829 shares or 81.04% of the outstanding Common Stock, were present. The vote in favor of the merger was 2,730,338 or 79.89%. At a similar meeting held on the same day, 78.56% of West Mass' common shares outstanding were voted in favor of the merger.

ITEM 5.  OTHER INFORMATION

                                 NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                 NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cased this report to be signed and its behalf by the undersigned thereunto duly authorized.

                                      VERMONT FINANCIAL SERVICES CORP.


Dated May 10, 1994                    /s/ John D. Hashagen, Jr.
                                      ________________________________
                                      John D. Hashagen, Jr.


Dated May 10, 1994                    /s/ Richard O. Madden
                                      ________________________________
                                      Richard O. Madden