Form 10-Q
period 1994-06-30
VERMONT FINANCIAL SERVICES CORP
filed 1994-08-11
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                         ____________________


                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


                          ___________________

    For the Quarterly Period Ended June 30, 1994, Commission Files
                            Number 0-11012

                   VERMONT FINANCIAL SERVICES CORP.

   A DELAWARE CORPORATION IRS EMPLOYER IDENTIFICATION NO. 03-0284445

              100 Main Street, Brattleboro, Vermont 05301

                       Telephone: (802) 257-7151


                          ___________________


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

                    As of July 31, 1994 - 4,670,223


                     Part I. FINANCIAL INFORMATION
                   VERMONT FINANCIAL SERVICES CORP.
                 Consolidated Statements of Condition
                  June 30, 1994 and December 31, 1993
                            (in thousands)
                              (unaudited)

                                                   June 30 December 31
                                                     1994       1993
ASSETS                                            --------  ---------

Cash and Due from Banks                         $   59,164 $   53,345
Interest Bearing Balances with Banks                    50        235
Securities Available for Sale:
   U.S. Treasury and U.S. Government Agencies      101,090     70,776
   Mortgage Backed Securities                       57,865     75,720
   State and Municipal                              12,414     15,808
   Other                                            21,775     22,096
                                                 ---------  ---------
     Total Securities Available for Sale           193,144    184,400

Federal Funds Sold                                   2,500      8,298
Loans:
   Commercial                                      205,238    203,300
   Commercial Real Estate                          200,866    200,643
   Residential Real Estate                         372,108    372,570
   Consumer                                         97,404     95,928
                                                 ---------  ---------
     Total Loans                                   875,616    872,441
   Less:  Allowance for Loan Losses                 16,052     17,815
                                                 ---------  ---------
     Net Loans                                     859,564    854,626
Premises and Equipment                              21,848     21,989
Real Estate Held for Investment                      1,274      1,277
Other Real Estate Owned (OREO) (net of
   reserve $601 in 1994 and $490 in 1993)            4,177      4,678
Goodwill and Other Intangibles                       3,228      3,407
Other Assets                                        30,634     25,846
                                                 ---------  ---------
     Total Assets                               $1,175,583 $1,158,101
                                                 =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY

   Demand                                       $  107,732 $  110,243
   Savings, NOW & Money Market Accounts            574,335    560,570
   Other Time:  Under $100,000                     257,090    262,134
                Over  $100,000                      30,697     34,635
                                                 ---------  ---------
     Total Deposits                                969,854    967,582
Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                  102,339     86,262
Liabilities for Borrowed Money                       7,563      5,791
Other Liabilities                                    7,373      7,439
                                                 ---------  ---------
     Total Liabilities                           1,087,129  1,067,074


Stockholders' Equity
Common Stock - $1 Par Value
   Authorized 20,000,000 shares
   Issued and Outstanding: 1994-4,764,814 shares
                           1993-4,749,519 shares    4,765       4,749
Preferred Stock - $l Par Value
   Authorized 5,000,000 shares
Capital Surplus                                    48,465      48,301
Undivided Profits                                  43,251      39,171
Security Valuation Allowance                       (5,968)        865
Treasury Stock             1994-105,261 shares
                           1993-105,255 shares     (2,059)     (2,059)
                                                ---------   ---------
     Total Shareholders; Equity                    88,454      91,027

     Total Liabilities & Stockholders' Equity  $1,175,583  $1,158,101
                                                =========   =========

Fully Diluted Tangible Book Value
        per Share of Common Stock                  $17.99      $18.61

Vermont Financial Services Corp.
Consolidated Statements of Income
(in thousands)

(unaudited)

                                          3 Months Ended  6 Months Ended
                                               June 30,        June 30,
                                            1994    1993    1994   1993
Interest Income
Interest and Fees on Loans               $17,537 $17,734 $34,473 $35,751
Interest on Securities Available
 for Sale:
  Taxable Interest Income                   2,623   2,461   5,029   5,042
  Tax Exempt Interest Income                  148     104     298     215
Interest on Federal Funds Sold                 32      36      69     119
Interest on Time Deposits                       0       0       1       1
                                           ------  ------  ------  ------
      Total Interest Income                20,340  20,335  39,870  41,128
Interest Expense
Interest on Deposits                        6,967   6,945  13,657  14,285
Interest on Federal Funds Purchased
 and Borrowed Money and Securities
 Sold Under Agreements to Repurchase          965     901   1,655   1,695
                                           ------  ------  ------  ------
       Total Interest Expense               7,932   7,846  15,312  15,980
                                           ------  ------  ------  ------
    Net Interest Income                    12,408  12,489  24,558  25,148
Less:  Provision for Loan Losses            1,000   1,475   2,000   3,053
                                           ------  ------  ------  ------
Net Interest Income After
 Provision for Loan Losses                 11,408  11,014  22,558  22,095

Other Operating Income
Securities Gains                               33     286      53     649
Trust Department Income                       686     680   1,445   1,283
Service Charges on Deposit Accounts         1,512   1,151   2,727   2,248
Serviced Mortgage Fees                        339     511     850     997
Merchants Discount                            504     446   1,052     898
Other Noninterest Income                      739     968   1,722   1,866
                                           ------  ------  ------  ------
       Total Other Operating Income         3,813   4,042   7,849   7,941

Other Operating Expense
Salaries and Wages                          4,421   4,604   8,905   9,008
Pension and Other Employee Benefits         1,289   1,442   2,506   2,645
Occupancy of Bank Premises, net               764     821   1,670   1,753
Furniture and Equipment                       935     899   1,938   1,819
Organizational Expenses                       426       0     500       0
FDIC Assessment                               614     539   1,228   1,187
OREO & Collection Expense/Losses, net         690   1,174   1,398   2,699
Other Noninterest Expense                   2,152   2,952   5,063   5,632
                                           ------  ------  ------  ------
       Total Other Operating Expense       11,291  12,431  23,208  24,743
                                           ------  ------  ------  ------
Net Overhead                               (7,478) (8,389)(15,359)(16,802)
                                           ------  ------  ------  ------
Income Before Income Taxes                  3,930   2,625   7,199   5,293
Applicable Income Tax Expense               1,059     866   2,154   1,811
                                           ------  ------  ------  ------
Income Before Cum. Effect of Acctg. Change  2,871   1,759   5,045   3,482

Cum. Effect of Change in Acctg.
 for Income Taxes                               0       0       0     100
                                           ------  ------  ------  ------

Net Income                                $ 2,871 $ 1,759 $ 5,045 $ 3,582
                                           ======  ======  ======  ======
Earnings Per Common Share (Based on
   Average Number of Common Shares
   Outstanding for the Respective Period)
   Net Income --
     Primary and Fully Diluted            $  0.61 $  0.38 $  1.07 $  0.76

                   VERMONT FINANCIAL SERVICES CORP.
                        STATEMENTS OF CASH FLOW
                              (unaudited)

                                               6 Months Ended June 30,
                                                      1994      1993
                                                   --------   --------
                                                     (in thousands)
OPERATING ACTIVITIES
   Net Income
   Adjustments to reconcile net income to net    $   5,045  $  3,582
      cash provided by operating activities:
      Provision for Loan Losses                      2,000     3,053
      Provision for depreciation                     1,329     1,362
      Amortization and accretion on securities         596       367
      Deferred income taxes                            204       (62)
      Security (gains)                                 (53)     (649)
      Proceeds from sale of loans                   56,037    85,791
      Loans originated for sale                    (45,923)  (85,633)
      Losses on OREO                                   454     1,188
      (Increase) in interest receivable
        & other assets                              (1,293)     (245)
      Decrease (increase) in real estate held
        for investment                                   3       (28)
      (Decrease) increase in interest payable and
        other liabilities                              (66)    1,162
                                                   --------  -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES     18,333     9,888

INVESTING ACTIVITIES
   Proceeds from sales of securities                22,924    19,545
   Proceeds from maturities of securities           27,198    35,815
   Purchases of securities                         (69,762)  (52,366)
   Proceeds from sales of OREO                       3,795     5,857
   Net (increase) in loans                         (20,800)  (19,974)
   Purchase of premises and equipment               (1,188)   (1,540)
                                                   --------  --------
      NET CASH USED BY INVESTING ACTIVITIES        (37,833)  (12,663)

FINANCING ACTIVITIES
   Net increase (decrease) in deposits               2,272   (26,126)
   Net increase in short-term borrowings            17,849     9,864
   Issuance of common stock                            180       124
   Cash dividends                                     (965)     (444)
                                                   -------   --------
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES 19,336   (16,582)

(DECREASE) IN CASH AND CASH EQUIVALENTS               (164)  (19,357)
Cash and cash equivalents beginning of period       61,878    80,210
                                                   --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  61,714  $ 60,853
                                                   ========  ========

Non-monetary Transactions:
   Transfer of Loans to OREO for the periods ended June 30, 1994 and 1993 totaled $3,748 and $4,795, respectively.

                                ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        For the Six-Month Periods Ended June 30, 1994 and 1993

Overview

     The first half of 1994 resulted in net income of $5,045,000 or $1.07 per share, versus $3,582,000, or $0.76 per share in the same period of 1993. Income before taxes improved by $1,906,000 from the first half of 1993, primarily due to $1.1 million decrease in the provision for loan losses ($2 million and $3.1 million for the first halves of 1994 and 1993, respectively), and a $1.3 million reduction in net OREO and collection expense/losses.

     The annualized return on the average total assets was 0.87% versus 0.65% and the annualized return on average stockholders' equity was 11.37% versus 8.52% for the first halves of 1994 and 1993, respectively.

     In the opinion of Management, all adjustments which are necessary to the fair statement of the consolidated financial position of Vermont Financial Services Corp. (the Company) and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflected and all such adjustments are of a normal recurring nature.

Results of Operations

     Net interest income of $24.6 million for the first half of 1994 represented a $0.6 million decrease from the same period in 1993. Net interest margin at 4.67%, represented a 0.33% decrease from the same six month period in 1993. Nearly all of these decreases were due to a reduction in charges and fees on loans which, at $2.3 million, represented a $1.4 million decrease from the same period in 1993. Mortgage loan related fees accounted for $1.2 million of this decrease as rising interest rates caused a $40.0 million, or 39% reduction in mortgage loan originations. Also contributing to this decrease was a 0.21% decrease in the spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities compared to the prior year. Part of these decreases was offset by the earnings associated with a $71.0 million increase in average earning assets for the first six months of 1994 as compared to the same period in 1993.

     Other operating income (net of security gains) for the six month periods increased $504,000 due to an increase in service charges on deposits of $479,000. Serviced mortgage fees decreased $147,000 during the first half of 1994 as compared to the first six months of 1993 due to a one time adjustment of $239,000. At June 30, 1994, the serviced mortgage portfolio totalled $466.8 million and generates approximately $170,000 of servicing income on a monthly basis.

     Other operating expenses decreased $1.5 million or 6.1%, during the first six months of 1994 as compared to the same 1993 period. Salaries and benefits were $103,000 lower, net OREO and collection expense/losses decreased $1.3 million, and other non interest expense decreased $569,000 from the first half of 1993. These represented relative decreases of 1%, 48%, and 10% respectively. The reduction in net OREO and collection expenses was due to a substantial reduction in nonperforming assets in part as a result of an auction of other real estate held during the third quarter of 1993. This decrease is net of a $364,000 loss resulting from Vermont National Bank's (VNB's) participation in a second auction of OREO property held in June, 1994. At this auction, VNB sold 15 properties with a book value of $702,000. Partially offsetting these reductions was $0.5 million in costs associated with the merger with West Mass Bankshares, which were expensed as incurred. See also, "Recent Developments."

     In the form 10-Q for the first quarter of 1994 management reported that the FDIC insurance rate for VNB would drop to $0.23 per $100 of deposits in the third quarter of 1994. Despite a favorable supervisory CAMEL rating and the fact that VNB was well capitalized, the FDIC maintained a $0.26 insurance rate for VNB for the remainder of 1994. The rate is currently under appeal by the Bank.

Loan Quality

      Nonperforming assets (nonaccrual loans, restructured loans and OREO) were reduced from $32.0 million at December 31, 1993 to $24.7 million on June 30, 1994 due to nonaccrual and restructured loans decreasing $6.7 million to $20.6 million. OREO decreased from year end by $0.6 million to $4.1 million. As of June 30, 1994, nonperforming assets equalled 2.8% of total loans plus OREO, down from 3.6% at year end 1993. Loans 90 or more days past due and still accruing interest were $1.8 million at June 30, 1994. This represents $0.3 million increase over the year end level of $1.5 million.

     The allowance for loan losses was $16.1 million at June 30, 1994, equal to 1.8% of total loans outstanding, 78.2% of nonperforming
(nonaccrual and restructured) loans and 65.2% of nonperforming assets. These compare to year end levels of 2.2%, 65.3%, and 55.7% respectively.

Financial Condition

  Loans

     Total loans at June 30, 1994 were $875.6 million, up $3.2 million from the December 31, 1993 balance. Commercial loans increased $1.9 million and real estate loans decreased $0.2 million while consumer loans increased $1.5 million.
  Securities Available for Sale

     Securities available for sale increased $8.7 million from the year end level of $184.4 million. U.S. Treasury securities and Mortgage Backed securities decreased $2.7 million and $17.9 million respectively while investments in U.S. Government Agency securities increased $33.0 million. Rising interest rates caused a shift from an unrealized gain of $1.3 million in the investment portfolio at year end 1993, to an unrealized loss of $9.0 million at June 30, 1994.
This partially offset the increase in the investment portfolio.

  Deposits

     At June 30, 1994, total deposits were $969.9 million, an increase of $2.3 million, or 0.2% from the December 31, 1993 level. Demand deposits decreased $2.5 million during this period. Savings, Now, and Money Market Accounts increased $13.8 million during the six months. Other time deposits (CDs) decreased by $9.0 million, with a $3.9 million decrease in CDs over $100,000 and a $5.1 million decrease in CDs under $100,000.

     Compared to June 30, 1993 balances, assets, equity, loans and
deposits increased 5.70%, 1.8%, 3.3%, and 5.9% respectively.   Nearly
all of the deposit growth was due to a $56.9 million increase in Savings, Now, and Money Market balances.

  Capital Resources

     Stockholders' equity decreased from $91.0 million at year end to $88.5 million at June 30, 1994. Equity as a percent of total assets decreased from 7.90% at year end 1993 to 7.52% at June 30, 1994. This decrease was a result of the $6.8 million charge, net of tax, to the security valuation allowance due to the decline in market value of the securities available for sale portfolio. As the current risk based Capital regulations exclude unrealized gains and losses from the definition of capital, Tier I and Total Risk Based Capital ratios increased to 11.2% and 12.5% from their year end levels of 10.8% and 12.1%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Recent Developments

     Vermont Financial Services Corp.'s (VFSC) acquisition of West Mass Bankshares, Inc. (WMBS) was completed on June 14, 1994 and all information reflected in the consolidated financial statements herein, reflect this transaction. The acquisition was effected as a pooling of interests with an exchange of .9861 shares of VFSC stock for each share of WMBS stock. As of July 20, 1994, there were 115,800 dissenting WMBS shares. Although management does not know the final outcome, the attached financial statements assume an exchange at .9861 per share for all shares.

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

                                 NONE

ITEM 5.  OTHER INFORMATION

                                 NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                 NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cased this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VERMONT FINANCIAL SERVICES CORP.

Dated August 8, 1994
                                   /s________________________________
                                   John D. Hashagen, Jr.
Dated August 8, 1994
                                   /s________________________________
                                   Richard O. Madden