Form 10-Q
period 1994-09-30
VERMONT FINANCIAL SERVICES CORP
filed 1994-11-14
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                         ____________________


                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


                          ___________________

  For the Quarterly Period Ended September 30, 1994, Commission Files
                            Number 0-11012

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

                   As of October 31, 1994 -4,570,133


                     Part I. FINANCIAL INFORMATION
                   VERMONT FINANCIAL SERVICES CORP.
                 Consolidated Statements of Condition
               September 30, 1994 and December 31, 1993
                            (in thousands)
                              (unaudited)

                                              September 30 December 31
                                                   1994       1993
                                                  --------  ---------
Cash and Due from Banks                         $   52,361 $   53,345
Interest Bearing Balances with Banks                   121        235
Securities Available for Sale:
   U.S. Treasury and U.S. Government Agencies      102,148     70,776
   Mortgage Backed Securities                       51,939     75,720
   State and Municipal                               8,322     15,808
   Other                                            17,327     22,096
                                                 ---------  ---------
     Total Securities Available for Sale           179,736    184,400

Federal Funds Sold                                  14,625      8,298
Loans:
   Commercial                                      229,779    203,300
   Commercial Real Estate                          211,709    200,643
   Residential Real Estate                         382,773    372,570
   Consumer                                         99,105     95,928
                                                 ---------  ---------
     Total Loans                                   923,366    872,441
   Less:  Allowance for Loan Losses                 15,968     17,815
                                                 ---------  ---------
     Net Loans                                     907,398    854,626
Premises and Equipment                              21,499     21,989
Real Estate Held for Investment                      1,268      1,277
Other Real Estate Owned (OREO) (net of
   reserve $769 in 1994 and $490 in 1993)            4,464      4,678
Goodwill and Other Intangibles                       3,135      3,407
Other Assets                                        30,936     25,846
                                                 ---------  ---------
     Total Assets                               $1,215,543 $1,158,101
                                                 =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY

   Demand                                       $  120,903 $  110,243
   Savings, NOW & Money Market Accounts            615,774    560,570
   Other Time:  Under $100,000                     249,433    262,134
                Over  $100,000                      27,772     34,635
                                                 ---------  ---------
     Total Deposits                              1,013,882    967,582
Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                  102,269     86,262
Liabilities for Borrowed Money                       2,476      5,791
Other Liabilities                                    6,914      7,439
                                                 ---------  ---------
     Total Liabilities                           1,125,541  1,067,074
Stockholders' Equity
Common Stock - $1 Par Value
   Authorized 20,000,000 shares
   Issued and Outstanding: 1994-4,785,101 shares
                           1993-4,749,519 shares    4,785       4,749
Preferred Stock - $l Par Value
   Authorized 5,000,000 shares
Capital Surplus                                    48,667      48,301
Undivided Profits                                  45,843      39,171
Security Valuation Allowance                       (7,234)        865
Treasury Stock             1994-105,273 shares
                           1993-105,255 shares     (2,059)     (2,059)
                                                ---------   ---------
     Total Shareholders; Equity                    90,002      91,027

     Total Liabilities & Stockholders' Equity  $1,215,543  $1,158,101
                                                =========   =========
Fully Diluted Tangible Book Value
        per Share of Common Stock                  $18.26      $18.61

Vermont Financial Services Corp.
Consolidated Statements of Income
(in thousands)
(unaudited)

                                           3 Months Ended   9 Months Ended
                                            September 30,    September 30,
                                            1994     1993     1994   1993
Interest Income
Interest and Fees on Loans                 $18,913 $18,383 $53,367 $54,174
Interest on Securities Available
 for Sale:
  Taxable Interest Income                    2,747   2,385   7,776   7,433
  Tax Exempt Interest Income                   106      43     323     258
Interest on Federal Funds Sold                  83      33     152     106
Interest on Time Deposits                        3       3       4       4
                                            ------  ------  ------  ------
      Total Interest Income                 21,752  20,847  61,622  61,975
Interest Expense
Interest on Deposits                         7,282   6,960  20,939  21,245
Interest on Federal Funds Purchased
 and Borrowed Money and Securities
 Sold Under Agreements to Repurchase         1,407     711   3,062   2,406
                                            ------  ------  ------  ------
       Total Interest Expense                8,689   7,671  24,001  23,651
                                            ------  ------  ------  ------
    Net Interest Income                     13,063  13,176  37,621  38,324
Less:  Provision for Loan Losses             1,000   1,000   3,000   4,053
                                            ------  ------  ------  ------
Net Interest Income After
 Provision for Loan Losses                  12,063  12,176  34,621  34,271

Other Operating Income
Securities Gains                                 3     949      56   1,598
Trust Department Income                        721     715   2,166   1,998
Service Charges on Deposit Accounts          1,348   1,122   4,075   3,370
Serviced Mortgage Fees                         381     516   1,231   1,513
Merchants Discount                             830     651   1,882   1,549
Other Noninterest Income                     1,027     806   2,749   2,672
                                            ------  ------  ------  ------
       Total Other Operating Income          4,310   4,759  12,159  12,700

Other Operating Expense
Salaries and Wages                           4,427   4,709  13,332  13,717
Pension and Other Employee Benefits            937   1,141   3,443   3,786
Occupancy of Bank Premises, net                822     653   2,492   2,406
Furniture and Equipment                        897     994   2,835   2,813
Organizational Expenses                         51      79     551      79
FDIC Assessment                                602     583   1,830   1,770
OREO & Collection Expense/Losses, net          447   3,523   1,845   6,222
Other Noninterest Expense                    3,422   3,030   8,485   8,662
                                            ------  ------  ------  ------
       Total Other Operating Expense        11,605  14,712  34,813  39,455

Net Overhead                                (7,295) (9,953)(22,654)(26,755)
                                            ------  ------  ------  ------
Income Before Income Taxes                   4,768   2,223  11,967   7,516
Applicable Income Tax Expense                1,492     739   3,646   2,550
                                            ------  ------  ------  ------
Income Before Cum. Effect of Acctg. Change   3,276   1,484   8,321   4,966

Cum. Effect of Change in Acctg.
 for Income Taxes                                0       0       0     100
                                            ------  ------  ------  ------

Net Income                                 $ 3,276 $ 1,484 $ 8,321 $ 5,066
                                            ======  ======  ======  ======
Earnings Per Common Share (Based on
   Average Number of Common Shares
   Outstanding for the Respective Period)
   Net Income --
     Primary and Fully Diluted             $  0.69 $  0.32 $  1.76 $  1.08

                   VERMONT FINANCIAL SERVICES CORP.
                        STATEMENTS OF CASH FLOW
                              (unaudited)

                                              9 Months Ended Sept. 30,
                                                      1994      1993
                                                   --------   --------
                                                     (in thousands)
OPERATING ACTIVITIES
   Net Income                                    $   8,321  $  5,066
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for Loan Losses                      3,000     4,053
      Provision for depreciation                     2,034     2,051
      Amortization and accretion on securities         769       526
      Deferred income taxes                            629       264
      Security (gains)                                 (56)   (1,598)
      Proceeds from sale of loans                   75,106   130,230
      Loans originated for sale                    (66,496) (128,620)
      Losses on OREO                                   583     4,007
      (Increase) in interest receivable
        & other assets                              (1,274)     (592)
      Decrease in real estate held
        for investment                                   9        0
      (Decrease) increase in interest payable
        and other liabilities                         (525)    1,168
                                                   --------  -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES     22,100    16,555

INVESTING ACTIVITIES
   Proceeds from sales of securities                27,127    44,651
   Proceeds from maturities of securities           37,575    44,717
   Purchases of securities                         (77,641) (105,549)
   Proceeds from sales of OREO                       5,243     8,653
   Net (increase) in loans                         (65,376)  (47,838)
   Purchase of premises and equipment               (1,544)   (2,379)
                                                   --------  --------
      NET CASH USED BY INVESTING ACTIVITIES        (74,616)  (57,745)

FINANCING ACTIVITIES
   Net increase  in deposits                        46,300    31,041
   Net increase (decrease) in short-term borrowings 12,692   (14,024)
   Issuance of common stock                            401       251
   Cash dividends                                   (1,648)     (805)
                                                   -------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES           57,745    16,463
                                                   -------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     5,229   (24,727)
Cash and cash equivalents beginning of period       61,878    80,210
                                                   --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  67,107  $ 55,483
                                                   ========  ========

Non-monetary Transactions:
   Transfer of Loans to OREO for the periods ended September 30, 1994 and 1993 totaled $5,612 and $6,404, respectively.

                                ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     For the Nine-Month Periods Ended September 30, 1994 and 1993

Overview

     The first nine months of 1994 resulted in net income of $8,321,000 or $1.76 per share, versus $5,066,000, or $1.08 per share in the same period of 1993. Income before taxes improved by $4,451,000 from the first nine months of 1993, primarily due to a $4,377,000 reduction in net OREO and collection expense/losses.

     The annualized return on the average total assets was 0.94% ver-sus 0.61% and the annualized return on average stockholders' equity was 12.42% versus 7.90% for the nine months ended September 30, 1994 and 1993, respectively.

     In the opinion of Management, all adjustments which are necessary to the fair statement of the consolidated financial position of Ver-mont Financial Services Corp. (the Company) and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflected and all such adjustments are of a normal recurring nature.

Results of Operations

     Net interest income during the nine months ended September 30, 1994 decreased $0.7 million from the same period in 1993, to $37.6 million. Net interest margin at 4.70%, represented a 0.38% decrease from the same nine month period in 1993. Nearly all of these decreases were due to a reduction in charges and fees on loans which, at $1.3 million, represented a $2.4 million decrease from the same period in 1993. Mortgage loan related fees accounted for $2.2 million of this decrease as rising interest rates caused a $72.0 million, or 39%, reduction in mortgage loan originations. Also contributing to this decrease was a .05% decrease in the spread between the rate earned on earning assets and the rate paid on interest-bearing liabil-ities compared to the prior year. Part of these decreases was offset by the earnings associated with a $73.0 million increase in average earning assets for the nine months ended September 30, 1994 as com-pared to the same period in 1993.

     Other operating income (net of securities gains) for the nine month period ended September 30, 1994, increased $1,001,000 as com-pared to the same period in 1993. The primary reasons for this were a $705,000 increase in service charges on deposits and a $333,000 increase in credit card merchants fees. A decrease in serviced mort-gage fees of $282,000, was nearly offset by a $168,000 increase in Trust department income and a $77,000 increase in other non interest income.

     Other operating expenses decreased $4,642,000, or 11.9%, during the first nine months of 1994 as compared to the same 1993 period. Salaries and benefits were $728,000 lower, net OREO and collection expense/losses decreased $4,377,000 and other non interest expense decreased $177,000 from the first nine months of 1993. These repre-sented relative decreases of 4%, 70% and 2%, respectively. The reduc-tion in net OREO and collection expenses was due to a substantial reduction in nonperforming assets in part as a result of auctions of other real estate held during the third quarter of 1993 and second quarter of 1994. Organizational expenses, primarily associated with the merger with West Mass Bankshares, were $551,000 during 1994 and $79,000 in the first nine months of 1993. See also, "Recent Develop-ments."

     In the form 10-Q for the first quarter of 1994 management reported that the FDIC insurance rate for VNB would drop to $0.23 per $100 of deposits in the third quarter of 1994. Despite a favorable supervisory CAMEL rating and the fact that VNB was well capitalized, the FDIC maintained a $0.26 insurance rate for VNB for the remainder of 1994. The rate continues to be under appeal by the Bank.

Loan Quality

      Nonperforming assets (nonaccrual loans, restructured loans and OREO) were reduced from $32.0 million at December 31, 1993 to $24.1 million on September 30, 1994 due to nonaccrual and restructured loans decreasing $7.6 million to $20.6 million. OREO decreased from year end by $0.3 million to $4.4 million. As of September 30, 1994, non-performing assets equalled 2.6% of total loans plus OREO, down from 3.6% at year end 1993. Loans 90 or more days past due and still accruing interest were $2.4 million at September 30, 1994. This rep-resents $0.9 million increase over the year end level of $1.5 million.

     The allowance for loan losses was $16.0 million at September 30, 1994, equal to 1.7% of total loans outstanding, 81.2% of nonperforming (nonaccrual and restructured) loans and 66.2% of nonperforming assets. These compare to year end levels of 2.2%, 65.3%, and 55.7%, respec-tively.

Financial Condition

  Loans

     Total loans at September 30, 1994 were $923.4 million, up $50.9 million or 5.8% from the December 31, 1993 balance. Commercial loans, real estate loans and consumer loans increased $26.5 million, $21.3 million and $3.2 million, respectively. Loans to states and political subdivisions in the United States totaled $56.5 million at September 30, 1994, a $26.1 million increase from December 31, 1993. These loans are classified as commercial in the accompanying financial statements.

Securities Available for Sale

     Securities available for sale decreased $4.7 million from the year end level of $184.4 million. U.S. Treasury securities and Mort-gage Backed securities decreased $4.0 million and $23.8 million respectively while investments in U.S. Government Agency securities increased $35.4 million. Rising interest rates caused a shift from an unrealized gain of $1.3 million in the investment portfolio at year end 1993, to an unrealized loss of $11.0 million at September 30, 1994. Net of this fluctuation the securities available for sale port-folio increased $7.6 million during the first nine months of 1994.

  Deposits

     At September 30, 1994, total deposits were $1,013.9 million, an increase of $46.3 million, or 4.8% from the December 31, 1993 level. Demand deposits increased $10.7 million during this period. Savings, Now, and Money Market Accounts increased $55.2 million during the nine months. Other time deposits (CDs) decreased by $19.6 million, with a $6.9 million decrease in CDs over $100,000 and a $12.7 million de-crease in CDs under $100,000.

     Compared to September 30, 1993 balances, assets, equity, loans and deposits increased 5.8%, 2.1%, 4.7% and 4.2%, respectively. Nearly all of the deposit growth was due to a $47.9 million increase in Savings, Now, and Money Market balances net of $8.8 million decrease in time deposits over $100,000.

  Capital Resources

     Stockholders' equity decreased from $91.0 million at year end to $90.0 million at September 30, 1994. Equity as a percent of total assets decreased from 7.90% at year end 1993 to 7.40% at September 30, 1994. This decrease was a result of the $8.1 million charge, net of tax, to the security valuation allowance due to the decline in market value of the securities available for sale portfolio noted above. As the current risk based capital regulations exclude unrealized gains and losses from the definition of capital, Tier I and Total Risk Based Capital ratios increased to 11.4% and 12.7% from their year end levels of 10.8% and 12.1%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Recent Developments

     Vermont Financial Services Corp.'s (VFSC) acquisition of West Mass Bankshares, Inc. (WMBS) was completed on June 14, 1994 and all information reflected in the consolidated financial statements herein, reflect this transaction. The acquisition was effected as a pooling of interests with an exchange of .9861 shares of VFSC stock for each share of WMBS stock. As of October 18, 1994, there were 115,800 dis-senting WMBS shares. Although management does not know the final out-come, the attached financial statements assume an exchange at .9861 per share for all shares.

     During the third quarter of 1994 management decided not to pursue the renovations of the branch located in Burlington, Vermont. As a result, expenditures totalling $137,000 relating to this possible ren-ovation were expensed and are included in the third quarters other non interest expense.

     During the remainder of 1994 no additions to premises and equip-ment are expected to exceed $500,000.

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

                                 NONE

ITEM 5.  OTHER INFORMATION

                                 NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                 NONE
ITEM 27.  FINANCIAL DATA SCHEDULE
     Pursuant to the requirements of article nine of Regulation S-X, we enclose the following Financial Data Schedule.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cased this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VERMONT FINANCIAL SERVICES CORP.


Dated

                                   /s/____________________________
                                      John D. Hashagen, Jr.

Dated


                                 /s/ ____________________________
                                     Richard O. Madden