Form 10-K
VERMONT FINANCIAL SERVICES CORP
filed 1995-03-24
CIK 706116

SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C.  20549
                                           FORM 10-K

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 1994

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to the Form 10-K. [X]

             As of February 28, 1995, 4,729,106 shares of Registrant's Common Stock were outstanding, and the aggregate market value of the shares of such Common Stock held by non-affiliates (based upon the closing sale price on the NASDAQ National Market System over-the-counter market) was approximately $109,951,714.

                           DOCUMENTS INCORPORATED BY REFERENCE:

                                        None

          - The index for exhibits is on Page 63.


                             VERMONT FINANCIAL SERVICES CORP.
                                  BRATTLEBORO, VERMONT

                                        PART I

     Item 1 - Business

             Vermont Financial Services Corp. (VFSC), a Delaware corporation organized in 1990, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and its main office is located in Brattleboro, Vermont. Assets of VFSC were $1,205 million at December 31, 1994. VFSC owns 100 percent of the stock of Vermont National Bank (VNB) and United Bank (UB). VFSC has no other active subsidiaries and engages in no activities other than holding the stock of VNB and UB (the Banks).

       Vermont National Bank
             VNB, a national banking association, is the successor to the original Bank of Brattleborough, which was chartered in 1821. VNB is the second largest bank in the State of Vermont with total deposits of $814 million and total assets of $977 million at December 31, 1994. VNB conducts business through 31 offices located in seven of Vermont's 14 counties, including the cities of Brattleboro, Burlington, Rutland and Montpelier. The offices of VNB are in good physical condition with modern equipment and facilities adequate to meeting the banking needs of customers in the communities served.

             VNB offers a wide range of personal and commercial banking services, including the acceptance of demand, savings, and time deposits; making and servicing secured and unsecured loans; issuing letters of credit; and offering fee based services. In addition, VNB offers a wide range of trust and trust related services, including services as executor, trustee, administrator, custodian and guardian. VNB lending services include making real estate, commercial, industrial, agricultural and consumer loans. VNB also offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. VNB provides financial and investment counseling to municipalities and school districts within its service area and also provides central depository, lending payroll and other banking services for such customers. VNB also provides safe deposit facilities, Master Card and Visa credit card services. Over ninety percent of VNB's loans are made to individuals and business which are located in or have properties in Vermont. VNB owns and operates 28 automated teller machines (ATMs) at its branch locations and 6 ATMs in other locations. In addition, VNB is a member of the Plus, Yankee 24, NYSE, and VISA networks and has access to the Honor, Cirrus, Discover, American Express and Master Card networks.

             According to the State Department of Banking, Insurance and Securities, as of December 31, 1993, 5 state-chartered savings banks, 12 state-chartered commercial banks and 9 national banks are located and do business in the State of Vermont, the area in which VNB conducts its business. As of such date, VNB had 12.4%, 12.6% and 12.5% of the total assets, loans and deposits, respectively, of these 26 banking institutions.

     United Bank
             UB is a Massachusetts chartered stock savings bank originally incorporated in 1855 as the Shelburne Falls Five Cent Savings Bank,
     which   subsequently changed its name to the Shelburne Falls Savings
     Bank. In 1975, the Shelburne Falls Savings Bank merged with the Conway Savings Bank under the name of United Savings Bank (USB). In 1978, USB merged with the Haydenville Savings Bank. USB centralized its operations in Greenfield in 1981. In April, 1988, USB purchased
     the deposits, real   estate, furniture and equipment of four (4)
     branch offices of First National Bank of Boston located in Shelburne Falls, Greenfield (2) and South Deerfield, all in Franklin County, Massachusetts. The deposits of these four offices totalled $40.4 million. In 1995 United Savings Bank changed its name to United Bank.
     UB maintains full service banking   offices in Greenfield (2), Conway,
     Haydenville, Shelburne Falls and South Deerfield. UB's market area is centered in Franklin County which abuts the southern borders of both Vermont and New Hampshire. At December 31, 1994 UB had total assets of $226 million, total loans of $199 million and total deposits of $200 million.

             UB is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first liens on residential real estate. UB also makes mortgage loans on commercial real estate and originates consumer loans, most of which are collateralized. UB maintains a portion of its assets in federal government and agency obligations, various types of corporate securities and other authorized investments. UB provides traditional deposit services as well as money market deposit instruments, demand deposits and NOW accounts. UB has installed a proprietary system of "Money Mover24" ATMs in all its branch offices; the ATMs are part of the Cirrus system, which operates nationally, and the Yankee 24 network with members throughout New England in over 2,000 locations.

             UB has a wholly-owned subsidiary, Hayburne, Inc., which is incorporated in the Commonwealth of Massachusetts. Hayburne, Inc., owns the "Hayburne Building", a 26,000 square foot office building located at 55 Federal Street, Greenfield, Massachusetts, in which office space is leased to various tenants.

             The Banks compete on the local and the regional levels with other commercial banks and financial institutions for all types of deposits, loans and trust accounts. Competitors include metropolitan banks and financial institutions based in southern New England and New York City, many of which have greater financial resources.

             In the retail market for financial services, competitors include other banks, credit unions, finance companies, thrift institutions and, increasingly, brokerage firms, insurance companies, and mortgage loan companies.

             In the personal and commercial trust business, competitors include mutual funds, insurance companies and investment advisory firms.

             VFSC and its subsidiaries, on December 31, 1994, employed approximately 622 persons. They enjoy good relations with their employees. A variety of employee benefits are available to officers and employees, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan and an incentive savings and profit sharing plan.

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

             Supervision and Regulation. VFSC and the Banks are subject to extensive regulation under federal and state banking laws and regulations. The following discussion of certain of the material elements of the regulatory framework applicable to banks and bank holding companies is not intended to be complete and is qualified in its entirety by the text of the relevant state and federal statutes and regulations. A change in the applicable laws or regulations may have a material effect on the business of VFSC and/or the Banks.

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

             Dividends. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment would be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality, and overall financial condition. VFSC's ability to pay dividends is dependent upon the flow of dividend income to it from VNB and UB, which may be affected or limited by regulatory restrictions imposed by federal or state bank regulatory agencies. At December 31, 1994 the Banks had available approximately $24.8 million for payment of dividends to VFSC under regulatory guidelines. VFSC has a policy to pay out over time 30% - 35% of net income to shareholders in the form of cash dividends. Earnings for prior years as well as prospective earnings are analyzed to determine compliance with this policy. Dividend payout rates for any one year may vary from this long term payout policy based on these analyses and projections of future earnings and future capital needs. For the three-year period ended December 31, 1994, an aggregate of $0.91 per share of dividends were declared. Earnings per share for the same period were $5.13.

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

             Holding Company Support of Subsidiary Banks. Under Federal Reserve Board policy, VFSC is expected to act as a source of financial strength to the Banks and to commit resources to support them. This support of the Banks may be required at times when, absent such Federal Reserve Board policy, VFSC might not otherwise be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

             Under the Federal Deposit Insurance Act, as amended ("FDI ACT"), an FDIC-insured depository institution, such as VNB or UB can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the
     "default" of a   commonly controlledFDIC-insured depository
     institution, or (ii) any assistance provided by the FDIC to any commonly controlled depository institution in "danger of default". For these purposes, the term "default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur without Federal regulatory assistance.

     Regulation of VNB and UB

             General. As a national bank, VNB is subject to supervision of and regulation by the Office of the Comptroller of the Currency (the "OCC"). UB is a stock-owned Massachusetts-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) and the Depositors Insurance Fund (DIF). Accordingly, UB is subject to examination, regulation and supervision by both the FDIC and the Massachusetts Commissioner of Banks. The Banks are also members of the Federal Home Loan Bank of Boston.

             Examinations and Supervision. As a Massachusetts-chartered savings bank UB is regulated and supervised by the Massachusetts Commissioner of Banks. The Commissioner is required to examine each state-chartered bank at least once every two years. The Commissioner's approval is required for establishing or closing branches, for merging with other banks and other activities.

             Any Massachusetts-chartered savings bank that does not operate inaccordance with the Commissioner's regulations, policies and directives may be subject to sanctions for non-compliance. The Commissioner may, under certain circumstances, suspend or remove directors or officers who have violated the law, conducted the Bank's business in a manner which is unsafe, unsound or contrary to the depositor's interests, or have been negligent in the performance of their duties.

             Massachusetts-chartered savings banks can exercise powers substantially equivalent to those of state-chartered commercial banks. A wide variety of mortgage loans, including fixed and variable-rate, renegotiable-rate and graduated payment loans, and construction, condominium and cooperative loans, may be made on the security of real estate located in Massachusetts, or another New England state or New York if the Bank has an office in such state or under certain other circumstances. Certain mortgage loans may be made on the security of improved or unimproved real estate located throughout the United States.

             Commercial and consumer loans may be made, with or without security, without geographic limitation. No percentage of assets limitation exists with respect to the aggregate amount of commercial loans that a Massachusetts savings bank may have outstanding; however, as a stock-owned savings bank, loans to one borrower generally will be limited to 20% of the Bank's stockholders' equity.

             Investments in debt securities may be made without geographic limitation, subject to the limitations on loans to one borrower. Investments in equity securities are not prohibited to state banks under the Federal Deposit Insurance Corporation Improvement Act of 1991 unless the FDIC deems otherwise (see Recent Federal Banking Legislation). In addition, Massachusetts-chartered savings banks may invest in the capital stock of other banks and bank holding companies, subject to the limitations of the Federal and Massachusetts bank holding company statutes.

             Subject to applicable regulations and required approvals, Massachusetts savings banks may also engage in leasing activities, act as trustee or custodian for tax-qualified retirement plans, establish a trust department, and establish mortgage banking companies and discount brokerage operations. Subject to certain limits, a Massachusetts chartered savings bank may also invest an amount up to
     5% of its   deposits in investments not otherwise legally permitted a
     savings bank, and up to 2% in any one such investment, provided that
     amounts in excess   of 3% of deposits must be invested in companies
     organized for the purpose of acquiring, constructing, rehabilitating, leasing, financing and disposing of housing. This "leeway" authority cannot be used to alter statutory limits on the aggregate amounts that can be invested in any specific class of investment. See "Recent Banking Legislation".

             The OCC regularly examines the operations of VNB, including but not limited to its capital adequacy, reserves, loans, investments, earnings,liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act and management practices. In addition, VNB is required to furnish quarterly and annual reports of income and condition to the FDIC and periodic reports to the OCC.

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

             The FDIC has authority to prevent VNB or UB from paying dividends if such payment would constitute an unsafe or unsound banking practice or reduce their capital below safe and sound levels. In addition, recently enacted federal legislation prohibits
     FDIC-insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements.

             Affiliate Transactions. The Banks are subject to restrictions imposed by federal law on extensions of credit to, purchases from, and certain other transactions with, affiliates, and on investments in stock or other securities issued by affiliates. Such restrictions prevent the Banks from making loans to affiliates unless the loans are secured by collateral in specified amounts and have terms at least as favorable to the Banks as the terms of comparable transactions between the Banks and non-affiliates. Further, federal laws significantly restrict extensions of credit by the Banks to their directors, executive officers and principal stockholders and related interests of such persons.

             Deposit Insurance. The Banks' deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC to the legal maximum of $100,000 for each insured depositor. The Federal Deposit Insurance Act provides that the FDIC shall set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25% over a 15-year period commencing in 1991. The FDIC established a framework of risk-based insurance assessments to accomplish this increase. See "Recent Banking Legislation-Risk-Based Deposit Insurance Assessments" below. The BIF insurance assessments may be increased further in the future if necessary to restore and maintain BIF reserves. However, it is anticipated that the BIF reserve will reach its 1.25% goal some time in 1995 at which time BIF assessments will be decreased.

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

              Consumer Protection Regulation; Bank Secrecy Act. Other aspects of the lending and deposit business of the Banks that are subject to regulation by the FDIC, the Commissioner and the OCC include disclosure requirements with respect to interest, payment and other terms of consumer and residential mortgage loans and disclosure of interest and fees and other terms of and the availability of funds for withdrawal from consumer deposit accounts. In addition, the Banks are subject to federal and state laws and regulations prohibiting certain forms of discrimination in credit transactions, and imposing certain record keeping, reporting and disclosure requirements with respect to residential mortgage loan applications. In addition, the Banks are subject to federal laws establishing certain record keeping, customer identification, and reporting requirements with respect to certain large cash transactions, sales of travelers checks or other monetary instruments and the international transportation of cash or monetary instruments.

             Federal Home Loan Bank System. The Banks are members of the Federal Home Loan Bank of Boston, one of 12 regional Federal Home Loan Banks ("FHL Banks"), each subject to Federal Housing Finance Board ("FHFB") supervision and regulation. The FHL Banks provide a central credit facility for member-insured institutions. As a member of the FHLB of Boston, the Banks are required to own shares of capital stock in the bank in a amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHL Bank, whichever is greater. The Banks are in compliance with this requirement with an investment in FHLB stock at December 31, 1994 of $7.2 million. The maximum amount which the FHLB of Boston will advance for purposes other than meeting withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB and the FHLB of Boston, and the maximum amount is reduced by borrowings
     from any other source except debentures with more than one   year to
     maturity and/or debentures covered by a sinking fund.

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

             The risk-based capital rules of the FDIC and the Federal Reserve Board assign a bank's balance sheet assets and the credit equivalent amounts of the bank's off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to eachcategory of the bank's balance sheet assets and to the credit equivalent amounts of the bank's off-balance sheet obligations and summing the totals results in the amount of the bank's total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as VNB and UB will generally be less than reported balance sheet assets because their retail banking activities include proportionally more residential mortgage loans with a lower risk weighting and relatively smaller off-balance sheet obligations.

             Current risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios: (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. The regulations limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements to be applied to bank holding companies on a consolidated basis.

             Consequences of Failing to Meet Capital Requirements. A number of sanctions may be imposed on FDIC-insured banks that are not in compliance with the capital regulations, including, among other things, restrictions on asset growth and imposition of a capital directive that may require, among other things, an increase in regulatory capital, reduction of rates paid on savings accounts, cessation of or limitations on deposit-taking, lending, purchasing loans, making specified investments, or issuing new accounts, limits on operational expenditures, an increase in liquidity and such other restrictions or corrective actions as the FDIC may deem necessary or appropriate. In addition, any FDIC-insured bank that is not meeting its capital requirements must provide the FDIC with prior notice before the addition of any new director or senior officer.

             A bank having less than the minimum Tier 1 leverage capital ratio must, within 60 days of the date as of which it fails to comply with such requirements, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank that fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, which could subject the bank to a cease-and-desist order from the FDIC. The capital regulations also provide that any insured depository institution with a Tier 1 leverage capital ratio that is less than 2% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. Such an institution, however, will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier 1 leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank to restore its capital to the minimum leverage capital requirement within a specified time period. Such a directive is enforceable in the same manner as a final cease-and-desist order.

             Any material failure to comply with the provisions of any capital plan or a capital-related regulation, written agreement, order or directive will be treated by the FDIC as an unsafe and unsound practice. Any plan or agreement between the FDIC and a bank is enforceable by cease-and-desist orders and by civil penalties for violations of regulatory orders or agreements. Unsafe and unsound practices and violations of regulatory orders or agreements also constitute grounds for termination of deposit insurance.

             Each federal banking agency is also required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action. Under the regulations, a bank is deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more,
     a   Tier  1 risk-based capital ratio of 6% or more, a Tier 1 leverage capital ratio of 5% or more and is not subject to any written agreement, order, capital directive, or corrective action directive, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

             At December 31, 1994, VFSC's consolidated Total and Tier 1 risk-based capital ratios were 13.03% and 11.77%, respectively. These ratios exceeded applicable regulatory requirements. VFSC, VNB and UB are all considered "well capitalized" by their respective regulators. In 1993 UB entered into a memorandum of understanding with the FDIC and the Massachusetts Commissioner of Banks requiring UB, among other things, to maintain a certain minimum Tier 1 Leverage
     Capital Ratio.   UB complied with the memorandum from its inception,
     and it was rescinded by the  regulators on March 29, 1994.


     Recent Banking Legislation

             The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 became effective at the end of 1994. Under the new law, different types of interstate transactions and activities will be permitted, each with different effective dates. Interstate transactions and activities provided for under the new law include:
     (i) bank holding company acquisitions of separately held banks in a state other than a bank holding company's home state; (ii) mergers between insured banks with different home states, including consolidations of affiliated insured banks; (iii) establishment of interstate branches either de novo or by branch acquisition; and
     (iv) affiliated banks acting as agents for one another for certain banking functions without being considered a "branch". In general, nationwide interstate banking will be permissible on June 1, 1997, unless a state passes legislation either to prevent or to permit the earlier occurrence of interstate mergers. States may at any time enact legislation permitting interstate de novo branching.
     Affiliated banks may act as agents for one another beginning one year after enactment. Each of the transactions and activities must be approved by the appropriate federal bank regulator, with separate and specific criteria established for each category.

             Once the applicable effective date has occurred (and, the case of interstate mergers and de novo branching, subject to applicable state law "opt-out" or "opt-in" provisions), the appropriate federal bank regulator may approve the respective interstate transactions only if certain criteria are met. First, in order for a banking institution (a bank or bank holding company) to receive approval for an interstate transaction, it must be "adequately capitalized" and "adequately managed". The term "adequately capitalized" is generally defined as meeting or exceeding all applicable federal regulatory capital standards; the phrase "adequately managed" was left undefined. Second, the appropriate federal bank regulator must consider the applicant's and its affiliated institutions' records under the CRA as well as the applicant's record under applicable state community reinvestment laws.

             The new law applies deposit "concentration limits" to interstate acquisition and merger transactions. Specifically, a banking institution may not receive federal approval for interstate expansion if it and its affiliates would control (i) more than 10% of the deposits held by all insured depository institutions in the United States, or (ii) 30% or more of the deposits of all insured depository institutions in any state in which the banks or branches involved in the transactions (or any affiliated depository
     institution) overlap.   States may, by statute, regulation or order,
     raise or lower the 30% limit.  In  addition, the new  law preempts
     certain existing state law restrictions on interstate   banking (such
     as regional compacts and reciprocity requirements), effective one year after enactment. However, in order to receive federal approval for an interstate merger or de novo branching transaction, an applicant still also must comply with any non-discriminatory host state filing and other requirements.

             The reaction, if any, of the Vermont, Massachusetts or other state legislatures to the interstate banking legislation is uncertain at this time. However, regardless of the reaction of state legislatures, the new interstate banking law is likely to make it easier for out-of-state institutions to attempt to purchase or otherwise acquire VFSC, VNB, UB or their competitors in Vermont and western Massachusetts.

     Item 2 - Properties

             The principal offices of the Company and VNB are located at 100 Main Street in Brattleboro, Vermont. VNB operates 30 other locations throughout Vermont in the Counties of Chittenden, Washington, Rutland, Bennington, Franklin, Windsor, Orange and Windham. Eight offices are located in Windham County - The Main Office and two branches in Brattleboro, and offices in Bellows Falls, Jamaica, Newfane, West Dover and Wilmington. An office is operated in Bennington County in the Town of Bennington, and five offices operate in Chittenden County in the City of Burlington, two in South Burlington, Essex Junction Winooski. VNB has six offices in Windsor County in the Towns of Chester, Ludlow, Springfield, White River Junction, Windsor and Woodstock. Four facilities are located in Rutland County, three in Rutland and one in Fair Haven. Five offices are located in Washington County, one each located on State Street and Main Street in Montpelier, the Berlin Shopping Mall, Northfield and Barre. One office is operated in Franklin County in the town of St. Albans and one office is located in Orange County in the town of
     Williamstown.   Of these offices, seventeen are owned by VNB, eleven
     are leased directly from independent parties as lessors, and two buildings are owned by VNB, but are situated on leased land. VNB also owns and occupies a building in Brattleboro which it uses for its operational functions. The following table sets forth the
     location   of  UB's offices and other related information as of
     December 31, 1994.  Each office   listed is equipped with an ATM
     facility, all of which are owned by UB.

     Main Office                     Route 116, Parsons Road       Owned
                                     Conway, MA 01341

     Administrative headquarters     45 Federal Street             Owned
     office, Operations Center       Greenfield, MA 01301
     Branch Office

     Branch Office                   90 Bridge Street              Owned
                                     Shelburne Falls, MA 01370

     Branch Office                   Route 9                       Owned
                                     Haydenville, MA 01039

     Branch Office                   280 Mohawk Trail             Leased
                                     Greenfield, MA 01301

     Branch Office                   134 Elm Street                Owned
                                     South Deerfield, MA 01373

             Except as noted in "Item 1 - Business, United Bank", the Company and Banks do not own any other real estate, except real estate that may be held temporarily following a foreclosure in connection with loan business. See Notes 6 and 10 to the Consolidated Financial Statements for information as to amounts at which bank premises are carried, and as to commitments for lease obligations.

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

                                            PART II

     Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

                 As of February 28, 1995, VFSC Common Stock consisted of 20,000,000 authorized shares, $1.00 par value per share, of which 4,729,106 were issued and outstanding (exclusive of treasury shares). VFSC Common Stock is traded on NASDAQ-NMS. The transfer agent and registrar for VFSC Common Stock is VNB.

                 Presented below is the range of market prices paid on Common Stock of Vermont Financial Services Corp. for each quarter in 1994 and 1993.

               Year        Quarter      High        Low      Declared
               1994          4th        $22-1/4     $19-3/4      .17
                             3rd         24-1/4      19          .15
                             2nd         20          16-1/2      .12
                             1st         19-1/4      16-1/4      .10
               1993          4th        $19-1/4     $16-3/4     $.08
                             3rd         19-1/2      17          .08
                             2nd         23          16-1/2      .08
                             1st         21          14-1/2        -

                 Per the Bank's stockholder reports, the approximate number of stockholders as of January 24, 1995 was 2,610.

     Item 6 - Selected Financial Data

                 The following table sets forth selected consolidated data regarding the Company's operating results and financial position. This data should be read in conjunction with Management's Discussion and Analysis and the Consolidated Financial Statements and Notes thereto. The results of operations, per share data and the total cash dividends, allowance for loan losses and nonperforming assets
     ratios   as  of and for the five years ended December 31, 1994 are
     derived from the financial statements of the Company. The financial condition and operations of the Company in all material respects reflect the operations of VNB and UB.

                                               Year Ended December 31,
                                            1994        1993         1992        1991         1990
                              (Dollars in thousands,  except per share data)
 Results of Operations:
  Interest income                         $84,391     $82,142      $88,265    $102,012     $106,699
  Interest expense                         33,293      31,361       41,164      57,869      65,332
  Net interest income                      51,098      50,781       47,101      44,143      41,367
  Provision for loan losses                 4,000       5,053        9,430      15,748      14,020
  Net interest income after
    provision for loan losses              47,098      45,728       37,671       28,395     27,347
  Other operating income                   16,692      17,348       15,223      14,365      10,734
  Other operating expense                  46,763      52,459       45,384      41,331      37,182
  Income before income taxes
    and accounting change                  17,027      10,617        7,510       1,429         899
  Applicable income tax expense (benefit)   5,159       3,386        2,436         539        (268)
  Net income                              $11,868      $7,231       $5,074        $890      $1,167
                                           ======       =====        =====         ====

  Balance Sheet Data At Year End:
     Total assets                               $1,205,421  $1,158,101   $1,124,578  $1,102,034  $1,090,039
     Loans, net of unearned income                 911,503     872,441      856,768     815,690     845,355
     Securities available for sale                 173,865     184,400      149,487     179,121     130,077
     Total deposits                              1,012,869     967,582      941,882   1,005,338     960,712
     Stockholders' equity                           90,457      91,027       83,484      78,770      77,387
     Per Share Data:
     Net income, primary and fully diluted           $2.51       $1.54        $1.08       $0.19       $0.25
     Total cash dividends declared                    0.54        0.24         0.13        0.19        0.74
     Tangible book value at period end,
       fully diluted (1)                             18.36       18.61        17.00       16.05       15.90
     Average primary shares outstanding          4,735,480   4,710,228    4,686,116   4,626,064   4,633,895
     Selected Financial Ratios:
     Return on average total assets (2)              1.00%       0.64%        0.46%       0.08%       0.11%
     Return on average stockholders' equity(3)      13.23        8.36         6.31        1.16        1.45
     Net interest margin (4)                         4.74        4.97         4.72        4.54        4.32
     Cash dividends per share as a
       percentage of earnings per share                22          16           12         100         296
     Average stockholders' equity to
       average assets                                7.97        7.67         7.32        7.11        7.64
     Core (leverage) capital ratio at period
       end (5)                                       7.26        7.59         7.11        6.79        6.73
     Total risk-based capital ratio at
       period end (6)                               13.03       12.06        11.11       10.80        9.89
     Allowance for loan losses to period
       end loans, net of unearned income             1.78        2.04         2.46        2.34        1.63
     Nonperforming assets to period end
       loans plus other real estate owned (7)        2.32        3.64         5.71        5.97        3.08
     Net charge-offs to average net loans            0.62        0.95         0.90        1.30        0.84

     (1) Equal to stockholders' equity less intangibles divided by fully diluted end of period shares outstanding.
     (2)Based on average total assets after adjustment for securities available for sale.
     (3)Based on average total equity after adjustment for securities available for sale.
     (4)Net interest income stated on a fully taxable equivalent basis divided by average earning assets.
     (5)Equal to stockholders' equity less intangibles divided by total assets less intangibles.
     (6)Equal to stockholders' equity less intangibles plus the allowable portion of the allowance for loan losses divided by total risk weighted assets.
     (7)Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned.

     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     For the years ended December 31, 1994, 1993 and 1992.

     Overview

             Net income for 1994 was $11.9 million, up from the $7.2 million and $5.1 million earned in 1993 and 1992, respectively. Return on average assets was 1.00% in 1994, 0.64% in 1993 and 0.46% in 1992. Return on average stockholders' equity was 13.23% in 1994, 8.36% in 1993 and 6.31% in 1992.

             On a primary and fully diluted per share basis, net income was $2.51, $1.54 and $1.08 in 1994, 1993 and 1992, respectively.

     Results of Operations

     Net Interest Income

             The following table presents the major categories of earning assets and interest-bearing liabilities with their corresponding average balances, related interest income or expense and resulting yields and rates on a fully taxable equivalent basis for the years indicated.

                                      1994                         1993
                                   Interest   Rate              Interest
                          Average  Income/    Earned/  Average  Income/
                          Balance  Expense(1) Paid(1)  Balance  Expense(1)
ASSETS

Earning assets:
Loans, net of unearned
income (2)                $894,001   $73,929   8.27%   $869,563   $72,356
Taxablesecurities (3)      191,425    10,479   5.47     154,238     9,738
Tax exempt
securities (3)               9,796       798   8.15       7,603       632
Federal funds sold and
securities purchased
under agreements to
resell                       5,332       270   5.06       4,838       146
Interest-bearing bank
deposits                       106         4   3.77         203         9
Total earning assets     1,100,660    85,480   7.77   1,036,445    82,881
Noninterest-earning assets:
Cash and due from banks     44,590                       43,225
Premises and equipment,
net                         23,084                       22,481
Other assets (3)            35,761                       44,371
Allowance for Loan
Losses                     (16,574)                     (18,483)
Total assets (3)        $1,187,521                   $1,128,039
                         =========                   ==========

                           1993                  1992
                           Rate                  Interest    Rate
                           Earned/  Averange     Income/     Earned/
                           Paid(1)  Balance      Expense(1)  Paid(1)
ASSETS
Earning assets:
Loans, net of unearned
income (2)                   8.32%     $830,055   $75,631     9.11%
Taxable
securities (3)               6.31       165,455    12,331     7.45
Tax exempt
securities (3)               8.31         7,484       615     8.22
federal funds sold and
securities purchased
under agreements to
resell                       3.02         5,570       198     3.55
interest-bearing bank
deposits                     4.43           250         9     3.60
Total earning assets         8.00     1,008,814    88,784     8.80
Noninterest-earning assets:
Cash and due from banks                 39,238
Premises and equipment,
         net                            22,136
       Other assets (3)                 48,966
       Allowance for Loan
         Losses                        (21,439)
       Total assets (3)             $1,097,715
                                    ==========

                                             1994            1993
                                         Interest   Rate
                                Average  Income/    Earned/  Average
                                Balance  Expense(1) Paid(1)  Balance

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities:
   Savings and transactional
     deposits                  $589,244     17,183   2.92%  $537,204
   Certificates of deposit:
     --$100,000 or more          29,339      1,123   3.83     38,051
     --Under $100,000           255,661     10,731   4.20    269,198
   Federal funds purchased
     and securities sold
     under agreements to
     repurchase                  77,606      2,924   3.77     66,800
   Other borrowed funds          26,605      1,332   5.01     21,486
     Total interest-bearing
       liabilities              978,455     33,293   3.40    932,739
 Noninterest-bearing
   Liabilities:
   Demand deposits              107,301                      100,903
   Other liabilities              7,139                        7,897
   Total liabilities          1,092,895                    1,041,539
   Stockholders' equity(3)       94,626                       86,500
   Total liabilities
     and stockholders
     equity (3)              $1,187,521                   $1,128,039
                              =========                   ==========
   Net interest income                     $52,187
                                            ======
 Net interest spread(4)                              4.37%
                                                     ====
 Net Interest margin                                 4.74%
                                                     ====

                                1993                          1992
                              Interest   Rate              Interest    Rate
                              Income/    Earned/  Average   Income/    Earned/
                              Expense(1) Paid(1)  Balance  Expense(1)  Paid(1)

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities:
  Savings and transactional
    deposits                    14,656    2.73    $480,140    17,474     3.64
  Certificates of deposit:
    --$100,000 or more           1,669    4.39      80,125     4,408     5.50
    --Under $100,000            11,916    4.43     301,650    16,954     5.62
  Federal funds purchased
    and securities sold
    under agreements to
    repurchase                   2,335    3.50      41,194     1,630     3.96
  Other borrowed funds             785    3.65      17,456       698     4.00
    Total interest-bearing
      liabilities               31,361    3.36     920,565    41,164     4.47
 Noninterest-bearing
  Liabilities:
  Demand deposits                                   88,933
  Other liabilities                                  7,820
  Total liabilities                              1,017,318
  Stockholders' equity(3)                           80,397
  Total liabilities
    and stockholders
    equity (3)                                  $1,097,715
                                                 =========
  Net interest income                                        $47,620
                                                              ======                        ======
 Net interest spread(4)                                                  4.33%
                                                                         ====
 Net Interest margin                                                     4.72%
                                                                         ====


     (1) Includes a fully taxable equivalent adjustment based on a 34% federal income tax rate.
     (2) Nonaccrual loans are included in average balances.
     (3) Taxable and tax-exempt securities are reflected at amortized cost.
     (4) The difference between the rate earned on total earning assets and the rate paid on total interest-bearing liabilities.

             Net interest income increased $0.3 million or 0.6% to $51.1 million in 1994 from $50.8 million in 1993. This compared to a $3.7 million or 7.8% increase in 1993 from 1992. On a fully taxable equivalent basis, net interest income increased $0.7 million or 1.3% from 1993 to 1994 and $3.9 million or 8.2% from 1992 to 1993. The smaller increase in 1994 was primarily due to rising interest rates and the resulting 48% decrease in mortgage loan originations. This caused a $2.6 million reduction in related fees and nearly offset the income effects of a $64.2 million increase in average earning assets.

             During 1993 the Company significantly reduced its level of nonperforming assets (See "Nonperforming Assets and Risk Elements" section following) which improved the net interest spread by 0.31%. The 0.27% reduction in the spread in 1994 was caused by the lower loan fees noted above.

             Average earning assets increased slowly over the last two years with 6.2% and 2.7% growth rates in 1994 and 1993, respectively. The 1994 growth came from a $24.4 million or 2.8% increase in loans and a $37.2 million or 24.1% increase in taxable securities. The growth in loans was primarily in the municipal area, while the growth in the investment portfolio was primarily in U.S. Government Agency Securities.

             Average interest-bearing liabilities increased $45.7 million, or 4.9% in 1994 following a $12.2 million, or 1.3% growth in 1993. Over the two-year period, average core interest-bearing deposits (savings and transactional deposits and certificates of deposit under $100,000 increased by $63.1 million. Non-core interest-bearing liabilities were reduced by $5.2 million over the same period.

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



                                                     1992 VS 1993
                                             Net
                                           Increase       Due to Changes in
                                           (Decrease)   Volume(1)   Rate(1)
                                                    (In thousands)
     INTEREST INCOME:
       Loans(2)                              $1,573      $2,012   $  (439)
       Taxable securities                       741       2,147    (1,406)
       Tax exempt securities                    166         178       (12)
       Federal funds sold and securities
        purchased under agreements to resell    124          16        108
      Interest-bearing bank
        deposits                                 (5)         (4)        (1)
       Total interest income                  2,599       4,349     (1,750)
     INTEREST EXPENSE:
       Savings and transactional deposits     2,527       1,470      1,057
       Certificates of deposit:
         --$100,000 or more                    (546)       (351)      (195)
         --Under $100,000                    (1,185)       (583)      (602)
       Federal funds purchased and securities
        sold under agreements to repurchase     589         399        190
       Other borrowed funds                     547         214        333
        Total interest expense                1,932       1,149        783
       Change in net interest income         $  667      $3,200    $(2,533)
                                            =======      =======    =======

                                                       1993 VS 1992
                                           Net
                                          Increase       Due to Changes in
                                          (Decrease)    Volume(1)   Rate(1)
                                                                   (In thousands)
     INTEREST INCOME:
       Loans(2)                              $ (3,275)      $3,488   $(6,763)
       Taxable securities                      (2,593)        (796)   (1,797)
       Tax exempt securities                       17            7        10
       Federal funds sold and securities
        purchased under agreements to resell      (52)         (24)      (28)
       Interest-bearing bank
        deposits                                    -           (2)        2
       Total interest income                   (5,903)       2,673    (8,576)
     INTEREST EXPENSE:
       Savings and transactional deposits      (2,819)       1,907    (4,726)
       Certificates of deposit:
         --$100,000 or more                    (2,739)      (1,979)     (760)
         --Under $100,000                      (5,038)      (1,697)   (3,341)
       Federal funds purchased and securities
        sold under agreements to repurchase       705          913      (208)
       Other borrowed funds                        87          152       (65)
        Total interest expense                 (9,804)        (704)   (9,100)
       Change in net interest income           $3,901       $3,377      $524
                                               ======        ======    ======


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

             The provision for loan losses in 1994 was $4.0 million compared to $5.1 million in 1993 and $9.4 million in 1992. Net loans charged off were $5.6 million, $8.3 million and $7.5 million for the respective years. The $4.4 million reduction in the provision for 1993 was principally due to a reduction in the level of nonperforming assets (See "Nonperforming Assets and Risk Elements" section following) and management's view that the Vermont economy began a slow recovery near the end of 1992. The provision was reduced an additional $1.1 million in 1994 as nonperforming asset levels and the Company's local economy continued to improve.

     Other Operating Income and Other Operating Expense

             In 1994, other operating income decreased $0.7 million, or 3.8%, from the $17.3 million earned in 1993. Net of the $2.0 million decrease in securities gains, other operating income was up $1.4 million, or 9.1%, compared to 1993. An increase of $0.9 million in service charges on deposit accounts comprised 63% of this increase.

             In 1993, other operating income, net of securities gains, increased $1.2 million, or 8.6% over 1992. The two major items representing the increase were service charges on deposit accounts and mortgage servicing income. Respectively, they contributed $470,000
     and $341,000 to the  increase.   Noninterest income is expected to
     continue to grow at a similar pace in 1995.

             Total other operating expense decreased $5.7 million, or 11%, in 1994 after increasing $7.1 million, or 16%, in 1993. Net OREO and collection expenses and losses represented $5.1 million, or 89%, of the decrease in 1994, and $4.0 million, or 56%, of the increase in 1993. Salary expense was $17.8 million in 1994, $18.4 million in 1993 and $17.8 million in 1992. These represent a decrease of 3% and an increase of 3%, respectively, reflecting a reduction of approximately 7% in the Company's average number of employees over the last two years. Pension and employee benefits decreased $0.3 million, or 6%, in 1994 after increasing $1.1 million, or 28%, in 1993. The increase in 1993 was largely due to early retirement and termination costs. Partially offsetting the expense improvements in 1994 was an increase of $0.4 million in expenses related to the merger with West Mass Bankshares (See Note 2. to the consolidated
     financial statements).   See also "Recent Developments".

     Applicable Income Taxes

             During 1994, 1993 and 1992 the Company recorded income tax expense of $5.2 million, $3.4 million and $2.4 million, respectively. The changes were almost entirely due to the level of pre-tax earnings. See also footnote 11 to the financial statements.

     Financial Condition

     Loans
             The loan portfolio increased $39.1 million, or 4.5%, in 1994 following a $15.7 million, or 1.8%, increase in 1993. In structuring the composition of its loan portfolio, the Company considers the following factors: profitability, liquidity, risk, rate sensitivity and service in its market area. It tries to maintain a balance between commercial lending (commercial , commercial real estate and construction loans) and consumer lending (residential real estate and consumer loans) with each representing between 40% and 60% of the total loan portfolio. Over the last two years the commercial lending sector increased $7.2 million but decreased from 48% to 46% of the total loan portfolio.

             Through its subsidiary Banks the Company makes commercial business loans to small and medium sized businesses in Vermont and Massachusetts and is the leading commercial lender in the State of Vermont.

             Construction and commercial loans secured by real estate include loans secured by residential and commercial properties, office and industrial buildings, condominium development and land development properties. The Company limits both of these types of lending activities and the properties securing these loans to its primary market areas in Vermont and Massachusetts, and adjacent
     communities  in  neighboring states.   Approximately 60% of the
     commercial real estate portfolio represents loans on owner occupied properties. Real estate values in Vermont have been depressed as a result of the recent recession in New England and the Nation, but have experienced some recent improvement. Management's goal is to keep the construction loan portion of the loan portfolio below 5% of total loans. As of December 31, 1994 this sector represented 2.7% of the portfolio.

             In 1994, the Company originated $140.5 million of residential mortgage loans and sold $86.9 million of loans in the secondary market, compared to $267.2 million originated and $189.7 million sold in 1993 and $291.3 million originated and $192.4 million sold in 1992. The 48% decrease in mortgage loan originations was primarily due to rising interest rates. The high levels of 1993 and 1992 were in part due to lower interest rates which led to a significant number of mortgage refinancings.

             At year end 1994, the mortgage servicing portfolio totaled $459.2 million compared to $458.7 million at year end 1993 and $439.8 million at year end 1992 and currently generates income of approximately $2.0 million per year. Of the residential real estate portfolio, 68.7% were adjustable rate loans and 31.3% were fixed rate loans at December 31, 1994. Residential real estate loans represented 42.7%, 42.7% and 41.5% of gross loans at year end
     1994, 1993 and 1992, respectively.

             Consumer loans represented 11.4%, 11.0% and 10.5% of gross loans at year end 1994, 1993 and 1992, respectively. Credit card loans and related plans were $37.3 million and $37.5 million of total consumer loans at December 31, 1994 and 1993, respectively.

            The following table summarizes the compositions of the Company's loan portfolio at the dates indicated.

                                                      December 31,
                                            1994        1993         1992
                                                  (in  thousands)
 Commercial(1)                             $207,299    $203,300     $199,128
 Real Estate:
   Residential                              389,033     372,570      355,144
   Commercial                               186,185     174,881      181,041
   Construction                              25,033      25,762       31,180
     Total real estate                      600,251     573,213      567,365
 Consumer                                   103,953      95,928       90,275
     Total loans, net of unearned income   $911,503    $872,441     $856,768
                                           ========    ========     ========

                                                   December 31,
                                               1991        1990
                                               (in  thousands)
   Commercial(1)                             $181,755    $183,581
   Real Estate:
     Residential                              326,534     328,902
     Commercial                               174,465     164,658
     Construction                              44,033      61,331
       Total real estate                      545,032     554,891
   Consumer                                    88,903     106,883
       Total loans, net of unearned income   $815,690    $845,355
                                             ========    ========

     (1) Includes loans to Massachusetts and Vermont municipalities and industrial revenue bonds of $44,669, $30,339, $13,680, $8,857 and
     $11,767 for years 1994 through 1990,  respectively.

            The following table details the loan maturity and interest rate sensitivity of loans, exclusive of loans secured by 1-4 family residential property and consumer loans, at December 31, 1994.


                                                   Repricing
                                              After One    After
                                    Within    But Within   Five
                                    One Year  Five Years   Years     Total
                                                    (in thousands)
      Loans:
       With fixed interest rates    $ 57,711  $24,659      $37,556   $119,926
       With variable interest rates  290,967    1,589        6,035    298,591
            Total                   $348,678  $26,248      $43,591   $418,517
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

             Nonreceipt of contractually due principal or interest payments on loans 30 days after the due date results in their being reported as past due with increased monitoring and collecting efforts to restore such loans to current status. Mortgage loans are classified as nonaccrual and placed on a cash basis for purposes of income recognition when they become 180 days past due or when foreclosure action is started whichever is sooner. Commercial loans are placed on nonaccrual status and placed on a cash basis when they become 90 days past due as to principal or interest, unless they are adequately collateralized or are expected to result in collection within the next 60 days. While no specific period of delinquency triggers nonaccrual status for consumer loans, unsecured installment loans 90 days or more past due and secured installment loans 180 days or more past due are generally recommended for charge-off.

             A loan remains in nonaccrual status until the factors which indicate doubtful collectibility no longer exist and at least six consecutive months of contractual payments are received or until the loan is determined to be uncollectible and is charged off against the allowance for loan losses. Credit card loans are required to be charged off after 180 days without a payment. Commercial loans 180 days or more past due must be recommended for charge-off unless
     management determines the collateral is  sufficient.   When a mortgage
     loan in default is transferred to OREO, its carrying value is the lesser of the loan amount or the fair value of the property collateralizing the loan, less the estimated cost to sell the property. A loan is classified as a restructured loan when the interest rate is materially reduced or when the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at the contractual rate. All of the $0.3 million of accruing restructured loans as of December 31, 1994 were in full compliance with restructured terms and conditions. An additional $0.6 million of loans have been restructured and are in full compliance with restructured terms and conditions. However, as there remains some doubt as to the ultimate collectibility of all principal and interest on these loans, they are classified as nonaccrual as of December 31, 1994 in the table below. The average yield on these loans is 7.2%.

             The following table provides information with respect to the Company's past due loans and the components of nonperforming assets at the dates indicated.

                                                       December 31,
                                           1994      1993      1992
                                           (Dollars in  thousands)
     Loans 90 days or more past due
       and still accruing interest        $1,448    $1,503    $6,569
                                          ======    ======    ======
     Nonperforming assets:
       Nonaccrual loans                  $16,491   $25,746   $39,150
       Other real estate owned             4,487     4,678    10,332
       Restructured loans - accruing         294     1,532         0
     Total nonperforming assets          $21,272   $31,956   $49,482
                                         =======   =======   =======
     Nonperforming assets to period end loans,
       net of unearned income, plus other
       real estate owned                    2.32%     3.64%     5.71%
                                            ====      ====      ====

                                               December 31,
                                            1991      1990
                                         (Dollars in  thousands)
     Loans 90 days or more past due
       and still accruing interest        $8,696    $4,599
                                          ======     =====
     Nonperforming assets:
       Nonaccrual loans                  $34,893   $23,432
       Other real estate owned             8,797     2,475
       Restructured loans - accruing       5,505       185
     Total nonperforming assets          $49,195   $26,092
                                         =======   =======
     Nonperforming assets to period end loans,
       net of unearned income, plus other
       real estate owned                   5.97%   3.08%
                                           ====    ====


             In December 1993, $5.9 million of insubstance foreclosures
     (ISF) were transferred from OREO to loans and are included with nonaccrual loans in the above table. Prior years' ISF loans have been reclassified accordingly.

             Additional interest income of $1,320,000 and $1,943,000 would have been recorded in 1994 and 1993, respectively, if nonaccrual and restructured loans had been on a current basis in accordance with their original terms. Payments, totaling $936,000 and $1,562,000 respectively, were received on nonaccrual loans during 1994 and
     1993. During 1994, $592,000 was applied as principal reductions and $344,000 was recognized as interest income, while in 1993 $1,152,000 was applied as a principal reduction and $410,000 was recognized as interest income. Interest income was recognized solely on nonaccrual loans which were subsequently determined to have no doubt as to the ultimate collectibility of principal.

             At December 31, 1994, all nonaccrual loans were collateralized. In addition, it is the Company's policy to obtain personal guarantees of the borrower's whenever it is possible. As of December 31, 1994, 6.5% of the total nonaccrual loans are current as to contractual terms. Loans to five borrowers, totaling $3.6 million represented 22.0% of nonaccrual loans. Management expects to see moderate improvement in 1995 over the 1994 charged-off loan total with a further decrease in the level of nonperforming
     assets.   Management is not aware of any current recommendations by
     regulatory authorities or suggestions with respect to loans classified as loss, doubtful, substandard or special mention which, if they were implemented, would have a material effect on the Company.

     Allowance for Loan Losses

             The allowance for loan losses is available to absorb future losses which are anticipated in the current loan portfolio. The adequacy of the allowance for loan losses, which is formally reviewed on a monthly basis by management, is evaluated according to the factors outlined in "Provision for Loan Losses". To maintain the allowance at an adequate level, current earnings are charged with an amount necessary to restore the allowance to the desired level. A loan loss is charged against the allowance when management believes the collectibility of principal and interest with respect to such loan is unlikely. The allowance for loan losses equalled $16.2 million, or 1.78% of the total loan portfolio at December 31, 1994, compared with 2.04% at year end 1993 and 2.46% at year end 1992. On December 31, 1994 the allowance for loan losses represented 76% of total nonperforming assets and 97% of nonperforming loans, compared to 56% and 65%, respectively, at year end 1993.


             The following table provides an analysis of the allowance for loan losses and an analysis of loans charged off and recoveries by type of loan and for the years indicated.


                                                     Year Ended December 31,
                                                         1994         1993
                                                    (Dollars in thousands)
 Allowance for loan losses at beginning of year         $17,815      $21,047
 Acquired allowance                                           -            -
 Loans charged off:
   Commercial, commercial real estate and construction   (4,895)      (7,361)
   Real Estate-residential                                 (650)        (807)
   Consumer                                              (1,240)      (1,427)
      Total loans charged off                            (6,785)      (9,595)
 Recoveries of loans previously charged off:
   Commercial, commercial real estate and construction      783          884
   Real estate-residential                                    0           96
   Consumer                                                 423          330
      Total Recoveries                                    1,206        1,310
 Net loans charged off                                   (5,579)      (8,285)
 Additions to allowance charged to earnings               4,000        5,053
 Allowance for loan losses at year end                  $16,236      $17,815
                                                         =======      =======
 Ratio of net charge-offs to average loans                 0.62%        0.95%
 Allowance for loan losses to period end loans, net of     ====         ====
   unearned income                                         1.78%        2.04%
                                                           ====         ====

                                                     Year Ended December 31,
                                                         1992        1991
                                                      (Dollars in thousands)

 Allowance for loan losses at beginning of year         $19,116     $13,776
 Acquired allowance                                           -         402
 Loans charged off:
   Commercial, commercial real estate and construction   (5,828)     (8,761)
   Real Estate-residential                                 (721)       (490)
   Consumer                                              (2,002)     (2,342)
      Total loans charged off                            (8,551)    (11,593)
 Recoveries of loans previously charged off:
   Commercial, commercial real estate and construction      550         553
   Real estate-residential                                   84          20
   Consumer                                                 418         210
      Total Recoveries                                    1,052         783
 Net loans charged off                                   (7,499)    (10,810)
 Additions to allowance charged to earnings               9,430      15,748
 Allowance for loan losses at year end                  $21,047     $19,116
                                                        =======     =======
 Ratio of net charge-offs to average loans                0.90%       1.30%
 Allowance for loan losses to period end loans, net of    ====        ====
   unearned income                                        2.46%       2.34%
                                                           ====       =====

                                                   Year Ended December 31,
                                                            1990
                                                   (Dollars in thousands)
 Allowance for loan losses at beginning of year         $6,777
 Acquired allowance                                          -
 Loans charged off:
   Commercial, commercial real estate and construction  (5,698)
   Real Estate-residential                                (224)
   Consumer                                             (1,623)
      Total loans charged off                           (7,545)
 Recoveries of loans previously charged off:
   Commercial, commercial real estate and construction     326
   Real estate-residential                                   -
   Consumer                                                198
      Total Recoveries                                     524
 Net loans charged off                                  (7,021)
 Additions to allowance charged to earnings             14,020
 Allowance for loan losses at year end                 $13,776
                                                        ======
 Ratio of net charge-offs to average loans               0.84%
 Allowance for loan losses to period end loans, net of    ====
   unearned income                                       1.63%
                                                          ====

             Net loans charged off in 1994 totaled $5,579,000 or 0.62% of average loans. This compares with $8,285,000 or 0.95% in 1993 and $7,499,000 or 0.90% in 1992. In 1994, 1993 and 1992, no loan charged off exceeded 10% of the net loans charged off during the year. In 1991 loans charged off for one customer totaled $1,125,000. No other charge-offs exceeded 10% of the year's total.

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

             The following table summarizes the allocation of the allowance for loan losses at December 31, 1994, 1993, 1992, 1991 and 1990.
     Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Also during the last five years, management provided an unallocated allowance for expected charge-offs not specifically identified in the loan portfolio.


                                       December 31,
                                   1994               1993
                                Loan Type          Loan Type
                             Amount to Total    Amount to Total
                             Allocated Loans    Allocated Loans
                                    (Dollars in thousands)

     Commercial                 $4,226   23%       $5,027   23%
     Real Estate-Commercial      4,597   20         4,324   20
     Construction                  488    3           519    3
     Real Estate-Residential     1,061   43         1,116   43
     Consumer                    1,644   11         1,712   11
     Unallocated                 4,220    -         5,117    -
                               $16,236  100%      $17,815  100%
                               =======  ===       =======  ===

                                       December 31,
                                   1992               1991
                                     (in thousands)
     Commercial                 $6,823    23%     $4,503   22%
     Real Estate-Commercial      5,364    21       4,351   21
     Construction                1,827     4       1,081    5
     Real Estate-Residential     1,222    41       1,387   41
     Consumer                    1,845    11       1,850   11
     Unallocated                 3,966     -       5,944    -
                               $21,047   100%    $19,116  100%
                               =======   ===     =======  ===

                               December 31,
                                   1990
                                Loan Type
                              Amount to Total
                              Allocated  Loans
                           (Dollars in  thousands)

     Commercial                $2,824   22%
     Real Estate-Commercial     2,365   19
     Construction                 926    7
     Real Estate-Residential      889   39
     Consumer                   1,399   13
     Unallocated                5,373    -
                              $13,776  100%
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

             The following table summarizes the composition of the Company's investment portfolio at the dates indicated.

                                                    December 31,
                                           1994        1993         1992
                                          (Market     (Market       (Cost
                                           Value)      Value)       Value)
                                                   (in thousands)

     U.S. Treasury and other U.S.,
       Government agencies                $99,815     $70,776      $49,193
     State and political subdivisions       8,238      15,807        9,732
     Mortgage-backed securities            50,668      75,721       70,805
     Other securities (1)                  15,144      22,096       19,757
       Total                             $173,865    $184,400     $149,487
                                         ========    ========     ========

     (1) Includes money market overnight investments of $1,635, $9,182, and $4,977 at year end 1994, 1993 and 1992, respectively.

             The investment portfolio decreased 5.7%, to $173.9 million, at year end. During 1993 the portfolio increased 23.4%, to $184.4 million at year end. The total portfolio as a percent of total assets was 14.4% at year end 1994 compared to 15.9% and 13.3% at year end 1993 and 1992, respectively.

             On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (See Note 1 to the Consolidated Financial Statements). Securities are carried at fair market value at December 31, 1994 and December 31, 1993 in the above tables. The 1992 values reflect the amortized cost of the securities. During 1993 the Company and national economy saw record low interest rates and record high repayments in mortgage-backed securities.
     These mortgage-backed securities include newly issued and seasoned securities of government housing agencies and those portions of agency-backed collateralized mortgage obligations with relatively short and stable average lives. During 1993 management reinvested the proceeds of sales and prepayments into this portfolio. During 1994 prepayments were primarily invested in U. S. Treasury and other U.
     S. government agency securities as management determined that the relative values of these investments were superior to mortgage-backed
     securities.   The average maturity of the investment portfolio is
     approximately  3.9  years.

             The Company invests a portion of its capital in marketable equity securities which comprised 6.9%, 5.5% and 7.3% of total investments at December 31, 1994, 1993 and 1992, respectively. At December 31, 1994, $7.7 million of the $12.0 million marketable equity security portfolio were investments in the Federal Reserve Bank and Federal Home Loan Bank. Investments in these institutions are carried at par, which equals market.

             The following table sets forth the maturities of the Company's investment securities at December 31, 1994 and the weighted average yields of such securities. Weighted average yields on tax exempt obligations have been computed on a fully taxable equivalent basis assuming a federal tax rate of 34%. The yields are calculated by dividing annual interest, net of amortization of premiums and accretion of discounts, by the book value of the securities at December 31, 1994.

                                                  Maturing (at Market Value)
                                                                After One But
                                                   Within        Within Five
                                                  One Year          Years
                                                Amount   Yield  Amount   Yield
                                                      (Dollars in thousands)
   U.S. Treasury and other U.S. Government
     agencies                                 $    -     -%   $46,979  5.49%
   State and political subdivisions              876  8.88      2,823  8.60
   Mortgage-backed securities                  1,526  8.33     40,579  6.03
   Other fixed income securities               2,135  5.82        989  7.10
     Total                                    $4,537  7.26    $91,370  5.84
                                               =====           ======
  Tax equivalent adjustment for calculation
     of yield                                    $26              $81
                                                  ==               ==

                                                 Maturing (at Market Value)
                                             After Five But
                                                Within Ten        After
                                                   Years        Ten Years
                                             Amount   Yield   Amount   Yield
                                                  (Dollars in thousands)
   U.S. Treasury and other U.S. Government
     agencies                                 $52,836  5.94%  $    -       -%
   State and political subdivisions             4,539  6.77        -       -
   Mortgage-backed securities                   6,924  6.40    1,639    5.20
   Other fixed income securities                    -     -       60    9.18
     Total                                    $64,299  6.05   $1,699    5.34
                                               ======          =====
     Tax equivalent adjustment for calculation
       of yield                                 $104             $0
                                                 ===              =

            Does not include equity securities of $11,960 at December 31, 1994.

     Deposits
             Average total deposits for 1994 of $981.5 million represented a $36.2 million, or 3.8%, increase from 1993's average, which had decreased $5.5 million, or 0.6%, from 1992's average balances.
     The average balance of large CDs was $29.3 million in 1994, $38.1 million in 1993 and $80.1 million in 1992. In 1994 the decrease in large CDs was offset by a $44.9 million total increase in the average balance of all other deposit categories, considered core
     deposits by management.   Large CDs represented 3.0% of average total
     deposits in 1994 versus 4.0% in 1993 and 8.4% in 1992. The majority of these deposits was obtained from local Vermont and Massachusetts customers. Management expects to limit future asset growth primarily to the growth of core deposits as opposed to the more volatile large CDs and other borrowed funds.

             The following table summarizes the daily average amount of deposits for the years indicated, and rates paid on such deposits on the last day of the respective year.

                                                      December 31,
                                                 1994               1993
                                          Amount     Rate    Amount     Rate
                                                 (Dollars in thousands)

 Demand deposits                          $107,301      -%   $100,903      -%
 Interest-bearing transactional deposits   427,862   3.69     369,590   2.69
 Savings deposits                          161,382   2.67     167,614   2.50
 Certificates of deposit:
   -$100,000 or more                        29,339   4.41      38,051   4.22
   -Under $100,000                         255,661   4.46     269,198   4.33
   Total                                  $981,545           $945,356
                                           =======           ========

                                            December 31,
                                                 1992
                                           Amount    Rate
                                         (Dollars in thousands)

 Demand deposits                          $88,933       - %
 Interest-bearing transactional deposits  327,608   2.89
 Savings deposits                         152,532   3.06
 Certificates of deposit:
   -$100,000 or more                       80,125   3.83
   -Under $100,000                        301,650   3.52
   Total                                 $950,848
                                         ========

              The following table shows the maturity schedule of certificates of deposit of $100,000 or more at December 31, 1994.

                                                        Certificates
                                                          of Deposit
                                                        (in thousands)
                             3 months or less              $7,650
                             Over 3 through 6 months        9,741
                             Over 6 through 12 months       7,493
                             Over 12 months                 3,048
                               Total                      $27,932
                                                           ======
            Capital Resources

             The Company engages in an ongoing assessment of its capital needs in order to maintain an adequate level of capital to support
     business growth and ensure depositor protection.   The Company's two
     sources of capital are internally generated funds and the capital markets. Primary reliance is on internally generated capital.

             Stockholders' equity as a percent of assets was 7.50%, 7.86% and 7.42% as of December 31, 1994, 1993 and 1992, respectively. Management's goal is to maintain a 7% equity to asset ratio so that the Company has sufficient capital to take advantage of expansion or capital opportunities that might arise. Average equity to average assets equalled 7.97% in 1994, 7.67% in 1993 and 7.32% in 1992.

             As a result of the Federal Deposit Insurance Corporation
     (FDIC) Improvement Act of 1991 (FDICIA), bank regulators have established uniform capitalization standards as per the following table. The ratios for the Company and its two subsidiary banks as of December 31, 1994 and 1993 are shown for comparative purposes placing them in the "well capitalized" category at each respective date.

                          Total Risk     Tier 1 Risk   Leverage
                          Based Ratio    Based Ratio   Ratio
     Well Capitalized     10% or above   6% or above   5% or above
     Adequately
       Capitalized        8% or above    4% or above   4% or above
     Undercapitalized     less than 8%   less than 4%  less than 4%
     Significantly
       Undercapitalized   less than 6%   less than 3%  less than 3%
     Critically
        Undercapitalized        -               -      2% or less

     United Bank
        December 31, 1994     14.60%        13.34%          8.73%
        December 31, 1993     13.48%        12.23%          7.46%
     Vermont National Bank
        December 31, 1994     12.16%        10.90%          7.48%
        December 31, 1993     11.02%         9.76%          6.88%
     Vermont Financial
        Services Corp.
        December 31, 1994     13.03%        11.77%          8.01%
        December 31, 1993     12.06%        10.80%          7.46%

             FDIC insurance rates after 1992 vary depending on a bank's capital ratio and regulatory rating. Well-capitalized institutions will be assessed less than those that are adequately capitalized, which are in turn lower than the other categories. Both banks are currently assessed at the lowest available FDIC rate, $0.23 per $100 of deposits.

     Liquidity and Interest Rate Sensitivity

             Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuation in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by the Company on an ongoing basis. Ready asset liquidity is provided by cash and due from banks, sales of excess funds, loan repayments and an investment portfolio with short maturities and ready marketability. In addition, the Company has a strong core deposit base which supports a significant portion of its earning assets. Secondary liquidity is provided by the potential sale of loans and other assets, large certificates of deposit, short or long-term debt borrowings, federal funds purchased, repurchase agreements and borrowing from the Federal Reserve Bank. Both subsidiary banks are also members of the Federal Home Loan Bank (FHLB) with combined borrowing capability of $170.3 million.

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

             The following table summarizes the Company's interest rate sensitivity over various periods at December 31, 1994.

                                           0-30        31-90         91-180
                                           DAYS         DAYS          DAYS
                                                   (In  thousands)
Earning assets:
   Loans (1)                            $284,503     $ 72,170      $  98,177
   Investment securities (2) (3)           6,193       11,497          7,794
   Other earning assets                   16,065            0             40
     Total                               306,761       83,667        106,011
 Interest-bearing liabilities:
   MMDA's (4)                            271,519            0              0
   NOW's and Super NOW's (4)                   0            0              0
   Savings and Clubs (4)                       0            0              0
   Certificates of Deposit                31,288       42,787         51,418
   Borrowed Funds                         88,990        1,388          1,605
     Total                               391,797       44,175         53,023

 Net Interest Sensitivity Gap           $(85,036)     $39,492        $52,988
                                        ========      ======         ======
 Cumulative Interest Sensitivity Gap                 $(45,544)        $7,444
                                                     ========         =====

                                        181-365       1-5        Over 5
                                          DAYS       YEARS        YEARS
                                                (In  thousands)
 Earning assets:
   Loans (1)                            $164,139    $162,632     $113,391
   Investment securities (2) (3)          13,791      93,922       28,708
   Other earning assets                        0           0            0
     Total                               177,930     256,554      142,099
 Interest-bearing liabilities:
   MMDA's (4)                             79,978           0            0
   NOW's and Super NOW's (4)              90,898      36,323            0
   Savings and Clubs (4)                       0     145,320            0
   Certificates of Deposit                70,102      72,244        3,581
   Borrowed Funds                              7          63        1,835
     Total                               240,985     253,950        5,416

 Net Interest Sensitivity Gap           $(63,055)     $2,604     $136,683
                                        ========       =====      =======
 Cumulative Interest Sensitivity Gap    $(55,611)   $(53,007)     $83,676
                                         =======    ========      ======


     (1) Does not include non-accrual loans of $16,491 at December 31,
     1994.
     (2) Does not include equity securities of $11,960 at December 31,
     1994.
     (3) Repricing dates for mortgage-backed securities are based upon estimated actual principal prepayments obtained from third party
     sources.   Amounts differ from maturity distribution in Note 2 to the financial statements, which reports the original average life date for mortgage-backed securities.
     (4) Estimated based upon historical experience over the last five years. Money-market deposit accounts with an interest rate tied to an external index are included in the 0-30 day category.

     Recent Developments

             During 1995, the Company plans to upgrade its mainframe computer's central processing unit at an anticipated total cost of $537,000. No other additions to premises or equipment are expected to exceed $500,000. All additions will be funded through the operations of the Company.

             The Company's financial statements for 1995 will be affected by rules and regulations which have been announced but are not yet effective. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan". This statement shall be effective for financial statements issued for fiscal years beginning after December 15, 1994. This statement is not expected to have a material impact on the financial statements of the Company.

             A recent District of Columbia federal court of appeals ruling, Chemical Manufacturers Association vs. Environmental Protection Agency No. 92-1314, potentially increased banks' liabilities for hazardous waste cleanup costs. It is the Company's policy to require Phase I site assessments from a qualified engineering firm for all real estate loans in excess of $500,000 and any property of concern for loans below $500,000. Management is not aware of any hazardous waste actions against the Company or its borrowers.

            Vermont Financial Services Corp.'s (VFSC) acquisition of West Mass Bankshares, Inc. (WMBS), of Greenfield, MA, was completed on June 14, 1994 and all information in the consolidated financial statements herein, reflect this transaction. WMBS' sole banking subsidiary, United Savings Bank, became a wholly owned subsidiary of VFSC. The acquisition was effected as a pooling of interests with an
     exchange   of  .9861 shares of VFSC stock for each share of WMBS
     stock. As of January 24, 1994, there were 115,800 dissenting WMBS shares. Although management does not know the final outcome of the disposition of the dissenting shareholders, the attached financial statements assume an exchange at .9861 per share for all shares.

     Item 8 - Financial Statements and Supplementary Data

     Consolidated Balance Sheets
     (Dollars in thousands)
     December 31,                                             1994     1993
   Assets
     Cash and Due from Banks                                $57,002    $53,345
     Interest-bearing Deposits with other Banks                 105        235
     Federal Funds Sold and Securities Purchased Under
       Agreements to Resell                                  16,000      8,298
         Total Cash and Cash Equivalents                     73,107     61,878
     Securities Available for Sale
       Mortgage-Backed Securities                            50,668     75,720
       Other Securities                                     123,197    108,680
         Total Securities Available for Sale                173,865    184,400
     Loans                                                  911,503    872,441
       Less:  Allowance for Loan Losses                     (16,236)   (17,815)
         Net Loans                                          895,267    854,626
     Premises and Equipment, Net                             21,298     21,989
     Real Estate Held for Investment                          1,272      1,277
     Other Real Estate Owned (OREO)
       (Net of valuation reserve of $710 at
       December 31, 1994 and $490 at December 31, 1993)       4,487      4,678
     Goodwill and Other Intangibles                           3,136      3,407
     Other Assets                                            32,989     25,846
        Total Assets                                     $1,205,421 $1,158,101
                                                         ==========  =========
     Liabilities and Stockholders' Equity
     Deposits:
       Demand                                              $117,411   $110,243
       Savings, NOW and Money Market Accounts               624,038    560,570
       Other Time                                           271,420    296,769
        Total Deposits                                    1,012,869    967,582
       Federal Funds Purchased and Securities Sold
     Under Agreements to Repurchase                          71,163     85,702
        Liabilities for Borrowed Money                       22,725      6,351
        Other Liabilities                                     8,207      7,439
         Total Liabilities                                1,114,964  1,067,074
     Commitments and Contingencies
   Stockholders' Equity:
        Common Stock - $1 Par Value;
             Authorized 20,000,000 Shares;
             Issued and Outstanding: 1994 - 4,790,479
                                     1993 - 4,749,519        4,790      4,749
             Preferred Stock - $1 Par Value;
             Authorized 5,000,000 Shares
     Capital Surplus                                        48,715     48,301
     Undivided Profits                                      48,615     39,171
     Security Valuation Allowance                           (9,604)       865
     Treasury Stock, at cost - 1994 - 105,260 shares
                               1993 - 105,255 shares        (2,059)    (2,059)
            Total Stockholders' Equity                      90,457     91,027
            Total Liabilities and Stockholders' Equity  $1,205,421 $1,158,101
                                                        ==========  =========
     See notes to consolidated financial statements.

    Consolidated Statements of Income
    (Dollars in thousands, except per share amounts)
                                             For the years ended December 31,
                                                  1994     1993       1992
    Interest Income
    Interest and fees on loans                   $73,085   $71,826   $75,321
    Interest on securities available
      for sale:
        Taxable interest income                   10,603     9,738    12,331
        Tax exempt interest income                   429       423       406
    Income on federal funds sold and
      securities purchased under
      agreements to resell                            270      146       198
    Interest on time deposits                           4        9         9
        Total interest income                      84,391   82,142     88,265
    Interest Expense
    Interest on deposits:
      Certificates of deposit
        over $100,000                               1,123    1,669      4,408
        Other deposits                             27,914   26,572     34,428
    Interest on federal funds purchased,
      borrowed money and securities
      sold under agreements to repurchase           4,256    3,120      2,328
        Total interest expense                     33,293   31,361     41,164
    Net interest income                            51,098   50,781     47,101
    Provision for loan losses                       4,000    5,053      9,430
    Net interest income after provision
      for loan losses                              47,098   45,728     37,671
    Other Operating Income
    Securities gains, net                              56    2,100      1,182
    Trust Department income                         2,965    2,775      2,508
    Service charges on deposit accounts             5,420    4,557      4,087
    Credit card fees                                2,871    2,641      2,612
    Mortgage servicing income                       1,775    2,013      1,672
    Other service charges, commissions
      and fees                                      3,605    3,262      3,162
        Total other operating income               16,692   17,348     15,223
    Net interest and other operating income        63,790   63,076     52,894
    Other Operating Expense
    Salaries and wages                             17,786   18,427     17,848
    Pension and other employee benefits             4,897    5,213     4,070
    Occupancy of bank premises, net                 3,221    3,197     3,053
    Furniture and equipment                         3,992    3,768     3,801
    Organizational expenses                           612      261         -
    Net OREO and collection expenses
      and losses                                    2,182    7,307     3,322
    Printing and supplies                           1,147    1,171       961
    FDIC Insurance                                  2,319    2,354     2,188
    Other operating expense                        10,607   10,761    10,141
       Total other operating expense               46,763   52,459    45,384
    Income before income taxes                     17,027   10,617     7,510
    Applicable income tax expense                   5,159    3,386     2,436
    Net Income                                    $11,868   $7,231    $5,074
                                                   ======    =====     =====
    Earnings Per Common Share:
      Net Income-Primary and Fully Diluted          $2.51    $1.54     $1.08
                                                     ====     ====      ====
    See notes to consolidated financial statements.

   Consolidated Statements of Changes in Stockholders' Equity
   (Dollars in thousands, except per share amounts)
    For the years ended December 31, 1994, 1993 and 1992

                                                                Unrealized
                              Common     Capital    Undivided   Holding
                              Stock      Surplus    Profits     Gains(Losses)
<PTION>
Balance, January 1, 1992      $4,719     $47,913    $28,649      $(307)
Net Income                         -           -      5,074          -
Issuance of 4,893 Shares
  of Common Stock under
  Employee Stock Purchase Plan     5          69          -          -
Issuance of 1,707 Shares
  of Common Stock under
  Dividend Reinvestment
  Plan                             2          26          -          -
Employee Stock Ownership
  Plan Debt Payment                -           -          -          -
Change in Security Valuation
  Allowance                        -           -          -         83
Cash Dividends Declared
  ($0.08)                          -           -       (618)         -
Balance, December 31, 1992     4,726      48,008     33,105       (224)
Net Income                         -           -      7,231          -
Issuance of 4,214 Shares  of Common Stock under
  Employee Stock Purchase
  Plan                             4          71          -          -
Issuance of 10,093 Shares
  of Common Stock under
  Dividend Reinvestment
  Plan                            10         163          -          -
Employee Stock Ownership
  Plan Debt Payment                -           -          -          -
Adoption of SFAS No. 115
  (net of income taxes of
   $446)                           -           -          -      1,089
Exercise of Options: 9,000
  shares @ $7.50 per share         9          58          -          -
Cash Dividends Declared
  ($0.24)                          -           -     (1,164)         -
Balance, December 31, 1993     4,749      48,300     39,172        865
Net Income                         -           -     11,868          -
Issuance of 4,678 Shares
  of Common Stock under
  Employee Stock Purchase
  Plan                             5          88          -          -
Issuance of 7,126 Shares
  of Common Stock under
  Dividend Reinvestment
  Plan                             7         132          -          -
Change in unrealized
  gain/loss on securities
  available for sale portfolio,
  net of tax                       -           -          -    (10,469)
 Exercise of Options: 28,473
  shares at $7.50 per share
  and 1,050 shares at $10.25
  per share                       29         195          -          -
 Cash Dividends Declared
  ($0.54)                          -           -     (2,425)         -
 Balance, December 31, 1994    $4,790     $48,715    $48,615    $(9,604)
                             ================================================

                                               Employee
                                  Treasury   Stock Ownership
                                  Stock           Plan       Total
  Balance, January 1, 1992      $(2,059)     $(145)        $78,770
  Net Income                          -          -           5,074
  Issuance of 4,893 Shares
    of Common Stock under
    Employee Stock Purchase Plan      -          -              74
  Issuance of 1,707 Shares
    of Common Stock under
    Dividend Reinvestment
    Plan                              -          -              28
  Employee Stock Ownership
    Plan Debt Payment                 -         73              73
  Change in Security Valuation
    Allowance                         -          -              83
  Cash Dividends Declared
    ($0.08)                           -          -            (618)
  Balance, December 31, 1992     (2,059)       (72)         83,484
  Net Income                          -          -           7,231
  Issuance of 4,214 Shares
    of Common Stock under
    Employee Stock Purchase
    Plan                              -          -              75
  Issuance of 10,093 Shares
    of Common Stock under
    Dividend Reinvestment
    Plan                              -          -             173
  Employee Stock Ownership
    Plan Debt Payment                 -         72              72
  Adoption of SFAS No. 115
    (net of income taxes of
     $446)                            -          -           1,089
  Exercise of Options: 9,000
    shares @ $7.50 per share          -          -              67
  Cash Dividends Declared
    ($0.24)                           -          -          (1,164)
  Balance, December 31, 1993     (2,059)         -          91,027
  Net Income                          -          -          11,868
  Issuance of 4,678 Shares
    of Common Stock under
    Employee Stock Purchase
    Plan                              -          -              93
  Issuance of 7,126 Shares
    of Common Stock under
    Dividend Reinvestment
    Plan                              -          -             139
  Change in unrealized
    gain/loss on securities
    available for sale portfolio,
    net of tax                        -          -         (10,469)
  Exercise of Options: 28,473
    shares at $7.50 per share
    and 1,050 shares at $10.25
    per share                         -          -             224
  Cash Dividends Declared
    ($0.54)                           -          -          (2,425)
  Balance, December 31, 1994    $(2,059)    $    -         $90,457
                               ====================================

    See notes to consolidated financial statements.

    Consolidated Statements of Cash Flow
    (Dollars in thousands)
                                           For the years ended December 31,
                                         1994          1993         1992
   OPERATING ACTIVITIES
   Net Income                             $11,868     $7,231         $5,074
   Adjustments to reconcile net income
    to net cash provided by operating
     activities:
     Provision for loan losses              4,000      5,053          9,430
     Provision for depreciation             2,747      2,711          2,733
     Amortization and accretion on
      investment securities                   885        740             86
     Deferred income taxes                    239        342         (1,091)
     Net gain on sale of loans               (187)    (2,704)        (2,944)
     Security gains, net                      (56)    (2,100)        (1,182)
     Proceeds from sales of loans          89,922    189,662        192,373
     Loans originated for sale            (80,047)  (187,440)      (194,733)
     Net loss on sale of OREO                 526      3,966          1,366
     (Increase) Decrease in other assets   (3,233)       846             82
     Increase (Decrease) in other
       liabilities                            768      1,257         (1,411)
     NET CASH PROVIDED BY OPERATING
       ACTIVITIES                          27,432     19,564          9,783
   INVESTING ACTIVITIES
       Proceeds from sales of securities   28,097     58,436         59,121
       Proceeds from maturities of
         securities                        43,933     45,779         49,888
       Purchase of securities             (82,703)  (136,235)       (89,030)
       Proceeds from sale of OREO           7,000     15,241         10,316
       Purchase of mortgage loans          (9,963)         -              -
       Net increase in loans              (45,664)   (37,030)       (56,490)
       Purchase of premises and
         equipment                         (2,056)    (3,704)        (2,685)
     NET CASH USED BY INVESTING
       ACTIVITIES                         (61,356)   (57,513)       (28,880)
   FINANCING ACTIVITIES
       Net increase (decrease) in
           deposits                        45,287     25,701        (63,457)
       Net increase (decrease) in
            other borrowings                1,835     (1,047)        82,434
            Issuance of common stock          456        315            102
       Cash dividends                      (2,425)    (1,164)          (618)
   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                           45,153     23,805         18,461
   INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                 11,229    (14,144)          (636)
       Cash and Cash equivalents at
            beginning of year              61,878     76,022         76,658
   CASH AND CASH EQUIVALENTS AT
      END OF YEAR                         $73,107    $61,878        $76,022
                                           ======     ======         ======

       Non-monetary Transactions:
       Transfer of loans to OREO for the years ended December 31,1994, 1993 and 1992 totaled $7,335, $4,586 and $14,286, respectively.

       See notes to consolidated financial statements.

       Notes To Consolidated Financial Statements

       1.  Basis of Financial Statements and Significant Accounting
           Policies

           The accounting and reporting policies of Vermont Financial Services Corp. and its subsidiaries (the "Company" or "VFSC") are in conformity with generally accepted accounting principles and general practices within the banking industry. The following is a description of the more significant policies.

            The Company, organized in April 1982, became a registered bank holding company, acquired controlling interest in Vermont National Bank ("VNB") on March 1, 1983, upon exchange of all of the outstanding shares of common stock of VNB for shares of the Company. In 1990 the Company changed its State of incorporation from Vermont to Delaware. On June 14, 1994, a merger with West Mass Bankshares ("WMBS") was effected as a pooling of interest with WMBS' sole banking subsidiary, United Savings Bank ("USB"), becoming wholly owned by VFSC.
     Subsequent to the merger USB changed its name to United Bank ("UB"). All intercompany transactions have been eliminated in the consolidated financial statements.

                  Cash equivalents include amounts due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under agreements to resell with original maturities of three months or less.

                  Effective December 31, 1993 the Company adopted, on a prospective basis, Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and revised its securities accounting policy. Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available for sale and carried at fair market value which is based on quoted market prices or dealer quotes. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of shareholders' equity. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. The adoption of SFAS No. 115 was not applied retroactively to prior years' financial statements.

                  Prior to December 31, 1993 all securities were classified as available for sale and were carried at the lower of aggregate cost or market value. Unrealized losses on marketable equity securities were reported as a separate component of shareholders' equity unless the loss was deemed to be other than temporary in which case a charge to earnings was made.

                  The Financial Accounting Standards Board has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that creditors value all impaired loans, as defined in the statement, based on the present value of expected cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the market price of the loan or the fair value of the collateral securing the loan if the loan is collateral dependent. The standard is required for fiscal years beginning after December 15, 1994. The Company does not believe adoption of the standard will have a significant impact on its results of operations or financial position.

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

                  Goodwill and other intangibles are amortized over their estimated lives by the straight-line method. As part of its ongoing review, management estimates the value of the Company's intangible assets, taking into consideration any events and circumstances which might have diminished such value.

                  In the fourth quarter of 1992, the Company adopted SFAS No.109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

                  Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS 106 changed the Company's policy of accounting for postretirement benefits on a pay-as-you-go (cash) basis by requiring accrual of the expected cost of providing these benefits.

                  Dollars in the following footnotes are in thousands except for per share amounts.

     2. Merger with WestMass Bankshares, Inc.

             On June 14, 1994, the shareholders of WMBS and VFSC consummated a merger which resulted in WMBS' sole subsidiary, USB, becoming a wholly owned subsidiary of VFSC. Under the terms of the merger, WMBS shareholders received .9861 shares of VFSC stock for each WMBS share. As a result, VFSC issued 1,122,696 shares of its common stock for all the outstanding shares of WMBS common stock, with the exception of 115,800 dissenting WMBS. Although management does not know the final outcome of the disposition of the dissenting shareholders, the per share data in the financial statements assume an exchange at .9861 per share for all shares.

             The merger was effected as a pooling of interests and accordingly, VFSC's financial statements have been restated to include the results of WMBS for all periods presented.

             Combined and separate results of VFSC and WMBS during the periods preceding the merger were as follows:

     Five months ended May 31, 1994
     (unaudited)                         VFSC          WMBS     Combined
     Net interest income                 $16,254        $3,929    $20,183

     Net income                          $ 3,194        $  953    $ 4,147

     Fiscal year ended December 31, 1993
     (unaudited)

     Net interest income                 $41,654        $9,127    $50,781

     Net income                          $ 4,771        $2,460    $ 7,231

     Fiscal year ended December 31, 1992
     (unaudited)

     Net interest income                 $38,530        $8,571    $47,101

     Net income                          $ 3,756        $1,318    $ 5,074

                  The combined financial results presented above include adjustments made to conform accounting policies of the two companies. None of the adjustments impacted previously reported net income. All adjustments are reclassifications to conform financial statement presentation. These reclassifications include USB transferring its investment portfolio from "Held-to-Maturity" to "Available for Sale" at December 31, 1993. There were no intercompany transactions between the two companies during the periods presented above.

                  In connection with the merger, the Company recorded expenses of $466 in 1994. These expenses represent printing, investment advisory, legal, audit and other professional service fees.

     3. Securities

                  Additional information with respect to the contractual maturities of securities available for sale at December 31, 1994 and 1993 follows:

                                                 December 31,
                                           1994               1993
                                      Fair   Amortized    Fair    Amortized
                                     Value     Cost      Value       Cost
     Classification and Maturity:
     U. S. Treasury Securities:
     Within 1 year                   $     -   $     -   $ 1,014    $1,000
     1-5 years                        18,802    19,870    13,498    12,721
     5-10 years                        2,829     3,184    11,516    11,504
       Total                          21,631    23,054    26,028    25,225

     Obligations of Other U. S.
     Government Agencies:
     Within 1 year                         -         -         -         -
     1-5 years                        28,177    30,468    10,280    10,013
     5-10 years                       50,007    56,253    34,468    34,476
       Total                          78,184    86,721    44,748    44,489

     Obligations of States and
     Political Subdivisions:
     Within 1 year                       876       867     7,326     7,323
     1-5 years                         2,823     2,825     3,334     3,157
     5-10 years                        4,539     4,933     4,909     4,863
     Over 10 years                         -         -       238       225
       Total                           8,238     8,625    15,807    15,568

     Corporate Securities:
     Within 1 year                       500       500       507       500
     1-5 years                           989     1,008     2,219     2,146
     Over 10 years                        60        60         -         -
       Total                           1,549     1,568     2,726     2,646

     Mortgage-backed Securities
     with Original Average Life:
     Within 1 year                     1,526     1,530    13,028    12,825
     1-5 years                        40,579    43,863    55,627    55,999
     5-10 years                        6,924     7,677     5,144     5,128
     Over 10 years                     1,639     1,766     1,922     1,930
       Total                          50,668    54,836    75,721    75,882

     Marketable Equity Securities     11,960    11,977    10,188    10,097
     Money Market Overnight
     Investments:
     Within 1 year                     1,635     1,635     9,182     9,182
       Total Securities             $173,865  $188,416  $184,400  $183,089
                                     =======   =======   =======   =======

                                             December 31,
                                       1994               1993
                                Gross     Gross     Gross           Gross
                              Unrealized Unrealized Unrealized   Unrealized
     Classification              Gains     Losses    Gains          Losses
     U.S. Treasury Securities       $  1    $ 1,424    $864      $61
     Obligations of Other U.S.
        Government Agencies            0      8,537     448      189
     Obligations of States and
        Political Subdivisions        40        427     276       35
     Corporate Securities              0         19      80        1
     Mortgage-backed Securities        1      4,169     584      745
     Marketable Equity Securities    158        175     174       84

          Total                     $200    $14,751  $2,426   $1,115
                                     ===     ======   =====    =====

                  Proceeds from sales of securities available for sale during 1994, 1993 and 1992 were $28,097, $58,436 and $59,121, respectively.

                  Gross gains of $625, $2,100 and $1,183 were realized on those sales in 1994, 1993 and 1992, respectively. Gross losses of $569, $0 and $1 were realized in the respective periods.

                  Securities with a book value of $80,713 as of December 31, 1994 and $97,512 as of December 31, 1993 were pledged to qualify for fiduciary powers, to collateralize deposits of public bodies, for borrowed money and for other purposes as required or permitted by law.

     4. Loans

     Loans classified by type are summarized as follows:

                                   December 31,
                                    1994                1993
     Commercial                   $207,299            $203,300
     Real Estate:
        Residential                389,033             372,570
        Commercial                 186,185             174,881
        Construction                25,033              25,762
           Total Real Estate       600,251             573,213
     Consumer                      103,953              95,928
        Total loans, net of
          unearned income         $911,503            $872,441
                                   =======             =======

                  The Company grants loans to customers primarily in New
     England.   Although the Company has a diversified portfolio, its
     debtors' ability to honor their contracts is substantially dependent upon the general economic conditions of the region.

                  At December 31, 1994 the amount of loans outstanding to directors, executive officers, principal holders of equity securities or to any of their associates totaled $7,639.

                  The following table summarizes the related party loan activity for 1994:

                 Balance at beginning of year           $6,150
                 Additions                               3,206
                 Repayments                             (1,717)
                 Balance at end of year                 $7,639
                                                         =====

     Mortgage Banking Activities

                  During 1994 the Company originated $77,001 of mortgage loans for sale in the secondary market and sold $86,876. As of December 31, 1994, $4,232 of mortgage loans were held for sale and were carried at the lesser of the loan balance or market value. All loans are sold without recourse, except for certain technical underwriting exceptions and $2,999 and $1,059 in loans sold by UB to the Federal Home Loan Mortgage Corporation and South Boston
     Savings Bank, respectively, under recourse agreements. None have been presented for recourse. Loan servicing is retained by the Company and excess servicing is capitalized monthly and adjusted quarterly based on actual payments received on the sold loans.
     Gains, net of losses, from sales of mortgage loans are included in interest and fees on loans and was $187 for 1994, $2,740 for 1993 and $2,944 for 1992. At December 31, 1994 and 1993 the Company's serviced mortgage portfolio totaled $459,172 and $458,693, respectively. Loan servicing income was $1,775, $2,013 and $1,672 for 1994, 1993 and 1992, respectively. The following schedule represents excess servicing right activity for the past two years:

                                             1994       1993
                 Balance, January 1         $3,799     $3,353
                 Additions                     202      1,977
                 Amortizations                (722)    (1,531)
                 Balance, December 31       $3,279     $3,799
                                             =====      =====

                 Amortization represents quarterly valuation adjustments which are based on pool balances and prepayment assumptions on a pool by pool basis as reported by the Bloomberg Financial Market System.

     5. Allowance for Loan Losses

                  Transactions in the allowance for loan losses are summarized as follows:

                                    1994        1993        1992
     Balance,
       January 1                   $17,815     $21,047     $19,116
     Provision for Loan Losses       4,000       5,053       9,430
     Loans
       Charged Off                  (6,785)     (9,595)     (8,551)
     Recoveries of
       Loans Previously
       Charged Off                   1,206       1,310       1,052
     Balance,
       December 31                 $16,236     $17,815     $21,047
                                    ======      ======      ======

                  Transactions in the OREO valuation reserve are summarized as follows:

                                                   1994       1993
                 Balance, January 1               $  490     $  911
                 Provisions for OREO losses          571      3,854
                 OREO Charged Off                   (351)    (4,275)
                 Balance, December 31             $  710     $  490
                                                     ===        ===

                 Proceeds from sales of OREO were $7,000 in 1994 and
     $15,241 in 1993.   Loans associated with these sales were $2,275
     and $4,738, respectively. It is the Company's policy that no loan exceed 90% of the sale price and no unguaranteed commercial, commercial real estate or condominium loan exceed 80% of the sale price. During 1994 loans of $686 were granted at UB at percentages of sales price which exceeded the Company's policy. None of these loans exceed 95% of the OREO sales price.

     6. Premises and Equipment

                  Premises and equipment, stated at cost, consist of the following:

                                        December 31,
                                      1994        1993
     Land                           $ 2,394     $2,172
     Premises                       $20,240     19,428
     Equipment                       13,352     13,251
     Leasehold Improvements           1,745      1,890
       Total                         37,731     36,741
     Accumulated Depreciation and
       Amortization                 (16,433)   (14,752)
     Premises and Equipment, Net   $ 21,298    $21,989
                                     ======     ======

     7. Deposits

                 Time certificates of deposit outstanding in denominations of $100 or more aggregated to $27,932 and $34,635 at December 31, 1994 and 1993, respectively. Total interest on these deposits amounted to $1,123, $1,669, and $4,408 for the years ended December 31, 1994, 1993 and 1992, respectively.

                 The Company paid $29,042, $28,363 and $39,254 in interest on deposits during 1994, 1993 and 1992, respectively.

     8. Other Borrowings

                  The following table shows the distribution of the Company's borrowings and the weighted average interest rate thereon at the end of each of the last three years. The table also shows the maximum amount of borrowings and the average amount of borrowings as well as weighted average interest rates for the last three years. Federal funds purchased and securities and loans sold under agreements to repurchase generally mature within 30 days from the transaction date.

                  At December 31, 1994 the Company owned $7,175 of stock in the Federal Home Loan Bank ("FHLB") which provided borrowing capacity up to $170,300 from the FHLB at maturities, rates and terms determined by the FHLB.

                                                   December 31,
                                            1994       1993          1992
     Federal funds purchased             $   350    $   350       $   225
     Securities and loans sold under
       agreements to repurchase           70,813     85,352        67,137
     FHLB and  other borrowings           22,725      6,351        25,738
      Total                              $93,888    $92,053       $93,100
                                          ======     ======        ======
     Average amount outstanding
      during the year                   $102,963   $88,286       $58,650
     Maximum amount outstanding at
      any month end                     $125,097  $107,716       $93,245
     Weighted average interest rate
      at year end                          4.66%     3.28%         3.79%
     Weighted average interest rate
      during the year                      4.03%     3.53%         3.97%

                 Long-term borrowings from the FHLB(included in the above):
                                            1994          1993         1992
     Maturing August 19, 1994 @ 4.12%       $  0         $5,000      $5,000
     Maturing August 1, 2011 @ 5.00%         560            560         560
     Maturing April 2, 2013 @ 5.50%          586            586           0
     Maturing October 29, 2013 @ 5.50%        32             32           0
     Maturing May 6, 2014 @ 7.61%            566              0           0

     9.   Fair Market Value of Financial Instruments

     Cash and Cash Equivalents

                      Cash and cash equivalents had a carrying value of $73,107 and $61,878 at December 31, 1994 and 1993, respectively. Due to their short term and very liquid nature the carrying value is considered to also represent the fair market value of these balances.

     Securities

        Securities are classified as available for sale and are carried at fair market value based on quoted market prices or dealer quotes. Securities available for sale had a total fair market value of $173,865 and $184,400 at December 31, 1994 and 1993, respectively.
     This compares to amortized cost values of $188,416 at December 31, 1994 and $183,089 at December 31, 1993.

     Loans

                      At December 31, 1994 and 1993 total loans, net of allowance for loan losses, had a carrying value of $895,267 and $854,626, respectively. The fair value of these loans was $901,372 and $871,533, respectively. For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables
     and other   consumer loans, fair value is estimated using the quoted
     market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Deposits

                      At December 31, 1994 and 1993 total deposits had carrying values of $1,012,869 and $967,582 and fair values of $1,010,215 and $970,782, respectively. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

     Other Borrowings

                      Total other borrowings had carrying values of $93,888 and $92,053 at December 31, 1994 and 1993, respectively. These are also reasonable estimates of fair market value.

     Off-Balance Sheet Financial Instruments

                      The Company's off-balance sheet exposure is primarily in the form of commitments to extend credit and standby letters of credit. The carrying amount of these arrangements represents accruals or deferred income (fees) arising from those unrecognized financial instruments. Such amounts are minimal and approximate fair value.

     10. Commitments and Contingencies and Financial Instruments with Off-Balance Sheet Risk

                  Leases -- The following is a schedule by years of future minimum rental payments required under operating leases for premises and data processing equipment that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1994. Certain operating leases contain various options to renew.
                 Year Ending December 31:
                 1995                                    $ 589
                 1996                                      458
                 1997                                      345
                 1998                                      285
                 1999                                      245
                 Later Years                             2,156
                      Total Minimum Payments Required   $4,078
                                                         =====
                  Operating expenses include approximately $988, $1,228, and $1,481 in 1994, 1993 and 1992, respectively, for rentals of premises and equipment used for banking purposes.

     Derivative Financial Instruments

                  Transactions involving derivative financial instruments during the fiscal years 1994, 1993 and 1992 were immaterial.

     Financial Instruments With Off-Balance Sheet Risk

                  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

                  The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

                  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not
     necessarily represent   future cash requirements.  Total commitments
     to extend credit at December 31, 1994 were as follows:

                      Home equity lines             $52,877
                      Credit card lines              71,730
                      Commercial real estate         13,229
                      Other unused commitments       86,266

                  The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

                  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary.

                  As of December 31, 1994, the Company had outstanding commitments for the following: financial standby letters of credit - $5,962, performance standby letters of credit - $4,215 and commercial and similar letters of credit - $6,481.

                  Non-Interest Bearing Deposits and Cash -- The Company is required by the Federal Reserve Bank to maintain a portion of deposits as a cash reserve. The Company must maintain cash balances on hand or at the Federal Reserve Bank equal to its reserve requirement. At December 31, 1994 the Company's reserve requirement of $13,872 was met with cash on hand and deposits at the Federal Reserve Bank.

                  The Company is also involved in litigation arising in the normal course of business. The Company does not anticipate that any of these matters will result in the payment by the Company of damages, that in the aggregate, would be material in relation to the consolidated results of operations or financial position of the Company.

     11. Income Taxes

                  As discussed in Note 1, the Company adopted the provisions of SFAS No. 109 as of the fourth quarter of 1992. The change had no material effect on reported net income for1992 or for any of the first three quarters of 1992.

                  The provisions for income tax expense (benefit) included in the statements of income are as follows:

                                              Year Ended December 31,
                                           1994         1993        1992
                 Currently Payable:
                      Federal             $4,334       $2,491       $2,952
                      State                  586          553          575
                 Deferred:
                      Federal                242          352         (976)
                      State                   (3)         (10)        (115)
                                          $5,159       $3,386       $2,436
                                           =====        =====        =====

                  The approximate tax effect of principal temporary differences giving rise to deferred taxes are summarized as follows:

                                               Year Ended December 31,
                                           1994         1993         1992
     Deferred compensation
      and fees                            $(242)       $(177)       $ (30)
     Provision for possible loan
      losses                                356        1,269         (666)
     Accretion on investments                31         (263)          53
     Depreciation                           154          (88)          (6)
     Pension                               (105)         (52)        (100)
     Intangibles                           (133)         (50)         (73)
     Other                                  178         (297)        (269)
     Total deferred taxes                  $239         $342      $(1,091)
                                            ===          ===       =======

                  The Company made income tax payments of $4,623, $2,833 and $3,051 during 1994, 1993 and 1992, respectively.

                  The components of the net deferred tax asset as of December 31 are as follows:

                                              1994               1993
     Deferred tax assets:
       Pension                                 $528               $423
       Deferred compensation and fees         1,800              1,558
       Provision for possible loan losses     5,628              5,984
       Unrealized loss on securities          4,947                  -
       Other                                     33                242
     Total gross deferred tax assets         12,936              8,207
     Deferred tax liabilities:
       Depreciation                           1,061                907
       Unrealized gain on securities              -                446
       Intangibles                              509                642
     Total gross deferred tax liabilities     1,570              1,995
     Deferred tax asset, net                $11,366             $6,212
                                             ======              =====

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

                  The provision for income taxes is less than the amount computed by applying the applicable federal income tax rate to income before taxes. The reasons therefore are as follows:

                                       1994            1993            1992
                                      % of             %of               % of
                                     Pre Tax          PreTax           Pre Tax
                             Amount  Income   Amount  Income   Amount  Income
 Federal Statutory Rate       $5,959  35.0%   $3,610   34.0%   $2,553   34.0%
 Decreases in Taxes
 Resulting From:
    Tax exempt interest        (782)  (4.6)     (509)  (4.8)     (405)  (5.4)
    State taxes, net
    of federal benefit          378    2.2       373    3.5       294    3.9
    Life insurance proceeds    (238)  (1.4)
    Other, net                 (158)  (0.9)      (88)  (0.8)       (6)  (0.1)

Total                        $5,159   30.3%   $3,386   31.9%   $2,436   32.4%
                             ================================================

     12. Employee Benefit Plans

                  The Company's two subsidiaries each have separate defined benefit pension plans.

     Vermont National Bank

                  VNB has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's final compensation. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting.

                  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1994 and 1993:

                                                      Year Ended December 31,
                                                             1994       1993

     Actuarial present value of benefit obligations:
       Accumulated benefit obligation, including vested
         benefits of $7,701 and $7,779 for 1994 and
         1993, respectively.                               $7,909      $8,111
                                                            =====      ======

     Projected benefit obligation ("PBO") for service
         rendered to date                               $(10,750)    $(11,871)
     Plan assets at fair value, comprised of guaranteed
         insurance contracts, mutual, real estate and
         money market funds and listed stocks and bonds   10,529       10,391
     PBO in excess of plan assets                           (221)      (1,480)
     Unrecognized net loss from past experience different
         from that assumed and effects of changes in
         assumptions                                         462        1,700

     Unrecognized prior service cost                         (56)          52
     Unrecognized net asset at period end being
         recognized over 18.64 years                      (1,146)      (1,265)
     Accrued pension cost                                  $(961)       $(993)
                                                           =====         =====

                                                 1994     1993        1992
     Net pension cost included the
      following components:
       Service cost - benefits earned
        during the period                        $651    $ 602       $ 573
       Interest cost on PBO                       856      813         744
       Actual return on plan assets               (16)    (833)       (22)
       Amortization of net transition asset      (119)    (119)      (119)
       Net amortization and deferral             (844)      34       (777)
     Net pension cost                            $528    $ 497       $399
                                                  ===      ===        ===

                 Significant assumptions used in actuarial computations were:

                                                   1994           1993
     Discount rate                                 7.00%          7.50%
     Rate of increase in compensation levels       5.00           5.50
     Long-term rate of return on assets            8.50           8.50

     VNB will use an 8.5% discount rate for 1995.

     United Bank

                 UB has a non-contributory defined benefit plan providing pension benefits through membership in the Savings Banks Employees Retirement Association ("SBERA") covering substantially all of its employees meeting certain requirements as to age and length of service. The plan provides a monthly benefit upon retirement based on compensation during the highest paid consecutive three years of employment during the last ten years of credited service. It is the Company's policy to fund annually an amount equal to the lesser of the actuarially determined normal cost or the amount allowed by the Internal Revenue Code Section 412 Full Funding Limitations. All plan assets are part of a single pooled fund made up of all participated SBERA members which are managed by the SBERA Trustees.

                 The following table sets forth the pension plan's funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1994 and 1993.

                                                        1994       1993
     Actuarial present value of benefit obligations:
      Vested benefit obligation                       $2,056     $1,716
      Nonvested benefit obligation                         3          1

      Accumulated benefit obligation                  $2,059     $1,717
                                                       ================
     Plan assets at fair value                        $2,674     $2,582
     PBO for services rendered to date                 2,917      2,805

     PBO in excess of plan assets                       (243)      (223)

     Unrecognized net (gain) loss                       (169)         9
     Unrecognized net obligation                           9         10

     Accrued pension cost                              $(403)     $(204)
                                                        ================

     The components of pension expense were as follows:

                                                       1994    1993   1992
     Service cost - benefits earned during the period  $182    $168   $167
     Interest cost on PBO                               196     171    154
     Actual return on plan assets                      (150)   (319)  (158)
     Net amortization and deferral of losses            (30)    172     53
     Net pension cost                                  $198    $192   $216
                                                       ==================

                 Significant assumptions used in actuarial computations were:

                                                   1994           1993
     Discount rate                                 8.00%          7.20%
     Rate of increase in compensation levels       6.00           6.00
     Long-term rate of return on assets            7.00           7.00

                  The Company also has a Profit-Sharing Plan covering substantially all employees. A portion of the annual contribution by the Company is at the discretion of the Board of Directors. The discretionary contribution for 1994 was approximately $250 and none was made for 1993 or 1992. The Plan also includes a 25% Company match of employee contributions to a 401k portion of the Plan. This
     Plan feature was added in 1993 and the associated expense was $118 for 1994 and $114 for 1993.

                  The Company also has an Employee Stock Purchase Plan covering substantially all employees. The Plan allows the purchase of common stock at a ten percent discount from the then current fair market value, without payment of any brokerage commission or service charge.

                  The Company sponsors defined benefit postretirement medical and life insurance plans that cover all of its full time employees and participating retirees. Eligible employees who retire and who have attained age 65 with at least 10 years of service may elect coverage. Spouses of eligible retirees are required to contribute 100% of the cost of any medical coverage they elect. A closed group of certain retirees and their spouses who elected to retire under a special incentive program receive additional medical benefits. The plans are not funded. Effective January 1, 1993 the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

                 The following table sets forth the plan's funded status reconciled with the amount shown in the Company's financial statements:

                                                        1994        1993
     Accumulated postretirement benefit obligation:

         Retired employees                              $230         $98
         Active employees                                140         130
         Total                                          $370        $228
                                                         ===         ===
     Plan assets at fair value                          $-          $-
                                                         ===         ===
     Unfunded accumulated benefit obligation in excess
         of plan assets                                $(370)      $(228)

     Unrecognized net (gain )                            (12)        (13)

     Unrecognized transition obligation                  205         217

     (Accrued) postretirement medical and life
         benefit cost                                  $(177)       $(24)
                                                         ===         ===

                 Net periodic postretirement benefit cost included the following components:

                                                           1994        1993
     Service cost - benefits attributed to service during
        the period                                         $ 16        $ 16

     Interest cost                                           29          17

     Recognition of transition obligation                    12          11

     Special termination benefits                           162           0

     Net periodic postretirement cost                      $219        $ 44
                                                           ====          ==

              For measurement purposes, an 8% annual rate of increase in the per capita net employer share of covered health care benefits was assumed for 1994. The rate was assumed to remain at that level thereafter, but the impact of medical inflation eventually diminishes because of the $10 per capita lifetime limit on medical benefits and the likelihood that most current retirees and all future retirees will reach that cap. The medical trend rate assumption, therefore, merely affects the timing of the distribution of the $10 in benefits to each participant, and so has a relatively small effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point for all future years would increase the accumulated postretirement benefit obligation at December 31, 1994, as well as the total of the service cost and interest cost components of net periodic postretirement cost for 1994 by less than 2%. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.5% in 1994 and 7.0% in 1993. As the plan is unfunded, no assumption was needed as to the long term rate of return on assets.

     13. Stockholders' Equity

                  The Company had certain common stock equivalents outstanding from 1992 through 1994. As a result, earnings per share is based on the primary and fully diluted shares outstanding during the respective periods shown in the table below:

                                             1994      1993        1992
     Average primary shares outstanding   4,735,480  4,710,228   4,686,116
     Average fully diluted shares
        outstanding                       4,735,753  4,711,072   4,688,253

                  The per share amounts of cash dividends paid on an equivalent share basis were $0.54 for 1994, $0.24 for 1993 and $0.08 for 1992. At December 31, 1994, the Banks had available $23,795 for payment of dividends to the Company, under regulatory guidelines.

                  At December 31, 1994, there were 51,960 and 70,599 shares of common stock reserved for issuance pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and pursuant to the Company's Employee Stock Purchase Plan, respectively.

                 Options Agreements - On April 20, 1987, stockholders approved a non-qualified stock option plan for 105,000 shares of the Company's common stock and on April 17, 1990 stockholders approved a non-qualified stock option plan for 80,000 shares of the Company's common stock. In October, 1993 the 65,100 and 40,000 options that were then outstanding expired unexercised for these respective plans. On October 13, 1993 new options to purchase 36,000 and 12,000 shares, respectively, were granted under these plans at an option price of $19.00 per share and are exercisable for a five year period. None have been exercised to date. On August 31, 1994 stockholders approved the Vermont Financial Services Corp. 1994 Stock Option Plan which reserves 225,000 common shares to be issued in the form of stock options. To date 48,000 have been issued at an exercise price of $19.00 per share and 6,500 have been issued at an exercise price of $20.25 per share. None have been exercised

                  The Company also continues to maintain a stock option plan originally approved November 6, 1986 by the Stockholders of West Mass Bankshares which authorizes the issuance of up to 138,000 common shares. To date 126,960 shares have been issued at an exercise price of $7.50 per share and 6,900 shares have been issued at an exercise price of $10.25 per share. The following table summarizes activity under this plan:


                                      Shares             Shares
                                      under    Exercise  under    Exercise
                                      option     price   option    price

     Outstanding   December 31, 1991  126,960    $7.50    6,900    $10.25
     Granted                                -        -        -         -
     Exercised                              -        -        -         -
     Outstanding   December 31, 1992  126,960     7.50    6,900     10.25
     Granted                                -        -        -         -
     Exercised                          9,000     7.50        -         -
     Outstanding   December 31, 1993  117,960    $7.50    6,900     $10.25
     Granted                                -        -        -          -
     Exercised               2          8,473    $7.50    1,050     $10.25
     Outstanding   December 31, 1994   89,487    $7.50    5,850     $10.25
                                       ======     ====    =====      =====

     14. Parent Company Financial Information

                  Condensed financial information for Vermont Financial Services Corp. (parent company only) is as follows:

                                       VERMONT FINANCIAL SERVICES CORP.
                                           CONDENSED BALANCE SHEETS
                                                             December 31,
                                                          1994          1993
                 ASSETS
                 Cash                                     $125          $284
                 Federal Funds Sold                          0         1,623
                   Cash and Cash Equivalents               125         1,907
                 Securities                              3,747         4,198
                 Other Assets                              128            52
                 Investment in Bank Subsidiaries        86,732        85,111
                   Total Assets                        $90,732       $91,268
                                                        ======        ======
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 Other Liabilities                        $275          $241

                   Total Liabilities                       275           241
                   Total Stockholders' Equity           90,457        91,027
                   Total Liabilities and
                     Stockholders' Equity              $90,732       $91,268
                                                        ======        ======

                                        CONDENSED STATEMENTS OF INCOME

                                                       Year Ended December 31,
                                                     1994        1993    1992
                 INCOME
                 Income on Securities                $194        $251    $349
                 Other Income                         275         347     378
                   Total Income                       469         598     727
                 EXPENSES
                 Organizational Expenses              612         261       -
                 Other                                283         262     229
                   Total Operating
                     Expenses                         895         523     229

                 (Loss) Income Before Tax
                    Benefit and Equity in
                   Undistributed Income
                   from Bank Subsidiaries            (426)         75     498

                 Applicable Income Tax
                   (Benefit)                         (131)       (104)      4
                 (Loss) Income Before Equity
                   in Undistributed Income of
                   Bank Subsidiaries                 (295)        179     494
                 Equity in Undistributed
                   Income of Bank
                   Subsidiaries                    12,163       7,052   4,580
                   Net Income                     $11,868      $7,231  $5,074
                                              ==================================

                                             STATEMENTS OF CASH FLOW

                                                        Year Ended December 31,
                                          1994         1993             1992

         OPERATING ACTIVITIES
          Net Income                      $11,868      $7,231          $5,074
          Adjustments to reconcile
           income to net cash provided
           by operating activities:
           Amortization and accre-
           tion on investment
              securities                        5           4             5
            Investment security losses          9           -             -
            (Increase) Decrease in
              other assets                    (10)        595            174
            Increase (Decrease) in
              other liabilities                34        (273)           266
            Equity in undistributed
              net income of bank sub-
              sidiaries                   (12,163)     (7,052)        (4,580)
          NET CASH (USED) PROVIDED BY
            OPERATING ACTIVITIES             (257)        505            939

        INVESTING ACTIVITIES
          Investment in bank
            subsidiaries                        -         (30)        (1,777)
          Proceeds from sales of
            securities                      3,183         248              -
          Proceeds from maturities of
            securities                        750         744          1,315
          Purchase of securities           (3,489)         (2)          (616)
          NET CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES              444         960         (1,078)

        FINANCING ACTIVITIES
          Issuance of common stock            456         315            101
          Sale of treasury stock                -           -              1
          Cash dividends                   (2,425)     (1,164)          (618)
          NET CASH USED BY FINANCING
            ACTIVITIES                     (1,969)       (849)          (516)
          (DECREASE) INCREASE IN CASH
            AND CASH EQUIVALENTS           (1,782)        616           (655)
        Cash and cash equivalents
          at beginning of year              1,907       1,291           1,946
        CASH AND CASH EQUIVALENTS
          AT END OF YEAR                     $125      $1,907          $1,291
                                            ================================

     15. Supplemental Financial Data

     Selected Quarterly Data (unaudited)
     The following is a summary of selected consolidated quarterly data of the Company for the periods presented:

                                                     1994
                                      Fourth    Third     Second    First
                                      Quarter   Quarter   Quarter   Quarter
 Interest income                      $22,769   $21,752   $20,340   $19,530
 Interest expense                       9,292     8,689     7,932     7,380
 Net interest income                   13,477    13,063    12,408    12,150
 Provision for possible loan losses     1,000     1,000     1,000     1,000
 Other operating income                 4,533     4,310     3,813     4,036
 Other operating expense               11,950    11,605    11,291    11,917
 Income before income taxes             5,060     4,768     3,930     3,269
 Applicable income taxes                1,513     1,492     1,059     1,095
 Net income                            $3,547    $3,276    $2,871    $2,174
                                     ========================================
 Per share data:
 Primary and fully diluted
 Net income                             $0.75     $0.69     $0.61     $0.46
                                         ====      ====      ====      ====

                                                     1993
                                      Fourth     Third    Second   First
                                      Quarter    Quarter  Quarter  Quarter
 Interest income                      $20,167    $20,847  $20,335  $20,793
 Interest expense                       7,710      7,671    7,846    8,134
 Net interest income                   12,457     13,176   12,489   12,659
 Provision for possible loan losses     1,000      1,000    1,475    1,578
 Other operating income                 4,648      4,759    4,042    3,899
 Other operating expense               13,004     14,712   12,431   12,312
 Income before income taxes             3,101      2,223    2,625    2,668
 Applicable income taxes                  936        739      866      845
 Net income                            $2,165     $1,484   $1,759   $1,823
                                        =====      =====    =====    =====
 Per share data:
 Primary and fully diluted
 Net income                             $0.46      $0.32    $0.37    $0.39
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

     REPORT OF INDEPENDENT ACCOUNTANTS

                 To the Stockholders and Board of Directors of Vermont Financial Services Corp.

                  We have audited the accompanying consolidated balance sheet of Vermont Financial Services Corp. and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vermont Financial Services Corp. and subsidiaries as of December 31, 1994, and the results of their operations and their cash flow for the year then ended, in conformity with generally accepted accounting principles.

               We previously audited and reported on the consolidated balance sheet as of December 31, 1993 and the related consolidated statements of income, changes in stockholders' equity and cash flow of Vermont Financial Services Corp. and subsidiary for each of the two years in the period ended December 31, 1993, prior to their restatement for the June 14, 1994 pooling of interests with West
     Mass Bankshares, Inc. The contribution of Vermont Financial Services Corp. and subsidiary to total assets, net interest income and net income represented approximately 81%, 82% and 74%, respectively for 1993 and 81%, 82% and 66%, respectively for 1992, of the respective restated totals. Separate financial statements of West Mass Bankshares, Inc. were audited and reported on separately by other auditors. We also have applied procedures to the combination of the accompanying consolidated balance sheet as of December 31, 1993 and the related consolidated statements of income, changes in stockholders' equity and cash flow for each of the two years in the period ended December 31, 1993, after restatement for the June 14, 1994 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.

                  As described in Notes 1 and 12 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities and accounting for postretirement benefits other than pensions in 1993.

                  As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.

     Springfield, Massachusetts             COOPERS & LYBRAND L.L.P.
     January 20, 1995


     Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.
                                                 PART III

     Item 10 - Directors and Executive Officers of Registrant

     Executive Officers

                  The following table shows the name of each executive officer of the Company, his age, the offices with the Company held by him, and the year he was first elected to a comparable office with the Banks. There are not family relationships among the executive officers.



                                                             Year First
                                                             Elected to
     Name/Age/Office                                             Office
     John D. Hashagen, Jr. (53)
         President and Chief Executive                           1990
           Officer of the Company
         Executive Vice President of the Company                 1989
         Senior Vice President of the  Company                   1983
         President and Chief Executive Officer                   1987
           of VNB

     Richard O. Madden (46)
         Secretary of the Company                                1993
         Executive Vice President of the Company                 1990
         Treasurer of the Company                                1986
         Executive Vice President of VNB                         1988
         Senior Vice President of VNB                            1987
         Chief Financial Officer of VNB                          1986

     Louis J. Dunham (41)
         Executive Vice President of VNB                         1994
         Senior Credit Officer of VNB                            1991
         Senior Vice President and Senior
          Commercial Loan Officer of VNB                         1987

     Robert G. Soucy (49)
         Executive Vice President of the Company                 1992
         Executive Vice President of VNB                         1988
         Senior Vice President of VNB                            1984

     W. Bruce Fenn (53)
         Executive Vice President of VNB                         1988
         Senior Vice President and Senior Loan                   1987
          Officer of VNB

     William H. George (50)
         Executive Vice President of VNB                         1992
         Senior Vice President of VNB                            1983

     Kenneth R. Cole (48)
         President of UB                                         1995
         Senior Vice President and Treasurer                     1986
           of UB

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

                                                       Year First
     Name, Age and Principal                           Became
     Occupation or Employment (1)                      Director

     Anthony F. Abatiell (55)...................        1982
       Attorney, Partner, Abatiell & Wysolmerski
        Law Offices, Rutland

     Zane V. Akins (54)..........................        1987
       President, Akins & Associates; President
       & Director, Anitech International, Inc.,
       Brattleboro (Business Consulting)

     Charles A. Cairns (53)......................        1986
       President, Champlain Oil Co., Inc. and
       Coco Mart, Inc., South Burlington

     Robert C. Cody (70).........................        1974
       President, Cody Chevrolet, Inc. Chairman,
       Cody Management Associates (Real Estate
       Ownership and Management), Montpelier

     Allyn W. Coombs (60)........................        1994
       President, Treasurer of RCAS, Inc.,
       (Real Estate Development and Management),
         Amherst, MA

     Beverly G. Davidson (63)....................        1980
       Secretary, Treasurer of RCAS, Inc.,
       (Vermont State Fair); Treasurer, N.M.&B.
       Ltd. (NutriSystem Weight Control), Rutland

     James E. Griffin (67).......................        1972
       President, J.R. Resources, Inc. (Business
        Consultants), Rutland

     John D. Hashagen, Jr. (53)..................        1987
       President and Chief Executive Officer of
       Vermont Financial Services Corp., Brattleboro;
       President & Chief Executive Officer, Vermont
        National Bank, Brattleboro

     Francis L. Lemay (62).......................        1994
       Chairman, United Savings Bank, Greenfield, MA

     Daniel C. Lyons (63)........................        1974
       Lyons Pontiac-Cadillac GMC Trucks; Toyota,
        Inc., Berlin

     Kimball E. Mann (60)........................        1969
       President, J.E. Mann, Inc. (Women's
        Department Store), Brattleboro

     Stephan A. Morse (48).......................        1986
       President and CEO, The Windham Foundation,
        Inc., Grafton

     Donald E. O'Brien (69)......................        1978
       Attorney, Burlington

     Roger M. Pike (54)..........................        1980
       Vice President, Kinney, Pike, Bell & Conner,
        Inc. (Insurance), Rutland

     Mark W. Richards (49).......................        1988
       President, Richards, Gates, Hoffman & Clay
        (Insurance) Brattleboro

                 (1) During the past five years, the principal occupation and employment of each director and executive officer has been as set
     forth above, except as follows:   Francis L. Lemay was President and
     Chief Executive Officer and Chairman of West Mass until June 14, 1994 and was President and Chief Executive Officer of UB until December 31, 1994; Zane V. Akins was Chief Executive Officer, Holstein-Friesian Association of America; Executive Vice President, Holstein-Friesian Services, Inc., (Cattle Registration) until December 31, 1990; Richard O. Madden became Secretary of the Company on May 1, 1993; Robert G. Soucy became Executive Vice President of the Company in July, 1992.

     Item 11 - Executive Compensation

                  The following tables contain a three-year summary of the total compensation paid to the CEO of the Company and the other four most highly paid executive officers.

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
Principal                  Salary   Bonus   sation    Awards SARs        outs   sations
Position             Year     $        $      $(1)     $     #           $         $

John D. Hashagen     1994  $200,000 $30,000      N/A   N/A   12,300 sh   N/A    $7,298(2)(4)
President and        1993   184,000   7,360  $25,785   N/A    5,000      N/A     2,249(2)
Chief Executive Off. 1992   184,000     N/A    4,685   N/A      N/A      N/A       N/A

Francis L. Lemay     1994  $213,692 $26,700   $7,630   N/A      N/A      N/A       N/A
Chairman, UB Pres.   1993   195,338  33,500    6,834   N/A      N/A      N/A   $20,675(3)
& Chief Executive    1992   183,531     N/A    6,175   N/A      N/A      N/A     9,325(3)
Officer

Richard O. Madden    1994  $108,000 $16,200      N/A   N/A   10,600 sh   N/A    $4,111(2)
Exec. Vice Pres.,    1993    99,209   4,040  $12,760   N/A      N/A      N/A     1,488(2)
Tres., Secretary     1992    96,000     N/A    1,786   N/A      N/A      N/A       N/A

Robert G. Soucy      1994  $115,000 $17,250      N/A   N/A    7,100 sh   N/A     $3,620(2)
Exec. Vice Pres.,    1993   110,000   4,400  $15,732   N/A    4,000      N/A      1,100(2)
VNB Senior Banking   1992   105,671     N/A    2,339   N/A      N/A      N/A        N/A
Executive
W. Bruce Fenn        1994  $108,000 $16,200     N/A    N/A    6,600 sh   N/A     $4,065(2)
VNB Exec. Vice Pres.,1993   105,000   2,100 $17,717    N/A    4,000      N/A      1,575(2)
and Regional Banking 1992   105,000     N/A   3,347    N/A      N/A      N/A        N/A
Executive

        (1) In December, 1993 the discount rate used to compute the liability under the officers' deferred compensation plan (See "Deferred Compensation Agreements" following) was reduced from 9% to 7-1/2%. The associated expenses attributable to Messrs.. Hashagen, Madden, Soucy and Fenn due to this change were $19,597, $10,799, $12,211 and $13,998, respectively for 1993.

                 (2) Represents the 25% Company match of the respective employees' 401k contribution and the employees portion of the Company's contribution to the Employees Profit Share Plan. No Profit Sharing Plan contribution was made in 1993 or 1992.

                 (3) Represents the market value as of December 31 of each year of the shares allocated to the officers account under the UB ESOP plan for the respective year.
                 (4) Includes $778 discount received on purchases of common stock under the Company's Employee Stock Purchase Plan.

     II.  OPTION/SAR GRANTS TABLE

                                     Option/SAR Grants in Last Fiscal Year

                                                      Potential Realizable
                                                       Value at Assumed
                                                       Annual Rates of
                                                         Stock Price
                                                         Appreciation
        Individual Grants                              for Option Term (1)
 (a)           (b)            (c)        (d)        (e)         (f)          (g)
                                       % of
                                      Total
                                     Options/
                                      SARs
                # of     Granted to  Exercise
             Securities  Employees   or base Expira-
             Underlying  in Fiscal   Price   tion
 Name    Options Granted   Year      ($/Sh)  Date       5%($)         10%($)

 John D.
 Hashagen     12,300     25.6%    $19.00   7/13/04     $146,973      $372,458

 Francis L.
 Lemay             0        0        N/A       N/A          N/A          N/A

 Richard O.
 Madden       10,600     22.1      19.00   7/13/04      126,659     $320,980

 Robert G.
 Soucy         7,100     14.8      19.00   7/13/04       84,838      214,996

 W. Bruce
 Fenn          6,600     13.8      19.00   7/13/04       78,863      199,855

                 (1) The assumed growth rates in price in the Company's stock are not necessarily indicative of actual performance that may be expected.

     III. OPTION EXERCISES AND YEAR-END VALUE TABLE

                 Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Value

     (a)          (b)          (c)             (d)           (e)
                                            Number of       Value of
                                            Securities      Unexercised
                                            Underlying      In-the-Money
                                            Unexercised     Options at
                                            Options at      FY-End ($)
                                            FY-End (#)
           Shares Acquired   Value          Exercisable/    Exercisable/
Name       on Exercise (#)   Realized ($)   Unexercisable   Unexercisable(2)

John D. Hashagen       N/A       N/A         17,300/0        $30,275/$0
Francis L. Lemay    24,333  $286,203(1)      35,667/0        $472,588/$0
Richard O. Madden      N/A       N/A         10,600/0        $18,550/$0
Robert G. Soucy        N/A       N/A         11,100/0        $19,425/$0
W. Bruce Fenn          N/A       N/A         10,600/0        $18,550/$0

                 (1) Represents the difference between the aggregate exercise price and the aggregate market value on the date of the exercise.

                 (2) Represents the difference between the aggregate exercise price and the aggregate market value as of December 31, 1994.

     Deferred Compensation Agreements

                      VNB has entered into Executive Deferred Compensation Agreements with certain officers, including Mr. Hashagen and the other executive officers in the group referred to in the above
     table.   The agreements provide for monthly  payments for a ten-year period from retirement after age 60 but before age 65, and for a fifteen-year period from retirement after age 65, subject to certain conditions. The conditions include the requirements that the officer refrain from competitive activities, be available for certain advisory and consulting services subsequent to retirement and
     continue in the employment of VNB until retirement.   The agreements
     also provide for payments upon disability prior to retirement and payments to beneficiaries of the officers under certain circumstances. Mr. Hashagen's agreement provides for payments in the amount of $1,944.44 per month, and the agreements of Messrs. Madden, Soucy and Fenn provide for payments of $1,388.89 per month. Vermont National Bank has purchased life insurance policies on the lives of these officers which, in effect, will provide the funds to make payments to reimburse VNB for payments made under the agreements.

                      Mr. Lemay is covered under a Supplemental Executive Retirement Plan (SERP) which is designed to augment his retirement benefit from UB's pension plan and his social security benefit so that his aggregate annual retirement benefit will approximate 70% of his highest 3-year average salary prior to retirement. Under the terms of his SERP, it is anticipated that Mr. Lemay will receive  an  annual  supplemental  retirement  benefit  of  $64,378 at
     age  65.   UB  has  purchased  a  split-dollar life insurance policy
     which will provide a benefit this Mr. Lemay.

     Management Continuity Agreements

                 The  Company  and VNB have entered into agreements with
     VNB's six  executive   officers, Messrs. Hashagen, Madden, Soucy,
     Fenn, Dunham and George which provide for the payment of certain severance benefits if such officer's employment with the
     Company  or VNB is terminated within thirty-six months after a
     change of control of the Company or VNB.   The agreements provide for
     severance payments to Mr. Hashagen equal to 250% of his base salary upon termination after a change of control and for payments to each of the other executive officers equal to 200% of his base salary upon termination after a change of control as defined in the agreements.

                      The management continuity agreements do not provide for severance benefits in instances where termination is due to death, disability or retirement. Further, no benefits are payable in instances of termination for cause, or after a change of control if the officer voluntarily terminates his employment with both the Company and VNB, unless such termination is for a "good reason" as defined in the agreements.

                      Severance  benefits payable in the event of a
     qualifying termination after  a change  of control are to be paid in
     equal consecutive biweekly installments.   If severance  payments due
     in the event of termination after a change of control were payable to each of the executive officers on the date of this filing, the aggregate amount of such severance payments would be $1,626,000.
     These severance payments are subject to up to a 50% reduction if the officer works for or participates in the management, operation or control of a commercial or savings bank, or bank holding company, which does business in Vermont, unless such officer's
     activities  are  substantially  outside  Vermont.   Additionally,  the
     officer will be entitled to continuation of life, disability, accident and health insurance benefits and a cash adjustment to compensate the executive for the market value of any stock options under the Company's Officers' or Directors' Non-Qualified Stock Option Plans in excess of their exercise price.

                      The agreements contain each officer's undertaking to remain in the employ of the Company and VNB if a potential change of control occurs until the earlier of six months, retirement (at normal age), disability or the occurrence of a change of control.

                      Similar agreements have been executed by certain employees of VNB and the Company which provide for severance payments ranging from 100% to 150% of the employee's base salary upon termination after a change in control.

                      The Company and UB have entered into agreements with UB's five executive officers, Messrs. Lemay, Cole, Neill,
     Phillips and Noska.   It was agreed that Mr. Lemay would be President
     and Chief Executive Officer of UB until December 31, 1994. Thereafter, the Company has agreed that Mr. Lemay would continue as Chairman and a Director of UB until December 31, 1997. Mr. Lemay's contract also provides that he will serve as a consultant to the Company from December 31, 1994 through December 31, 1997. Mr. Lemay's compensation for consulting services after December 31, 1994 is to be $25,000 per
     year.   Mr. Lemay is also on the Company's  Board of Directors.
     Currently, each director of the Company who is not an officer of the Company or a subsidiary receives an annual retainer of $4,800 and, in addition, a $400 fee for each regular monthly Board meeting attended as well as a $300 fee for each meeting of a committee of the Board attended. Mr. Lemay did not receive any such director's fees while serving as an operating officer of UB.

                      Additionally, the Company and UB entered into agreements to employ the following UB officers: Kenneth R. Cole as Senior Vice President & Treasurer of UB; James Neill as Senior Vice President of UB; and Robert W. Phillips and Matthew W. Noska as Vice
     Presidents of UB.   Under these agreements, Mr. Cole was to receive a
     base salary of $82,500, Mr. Neill a base salary of $76,300, Mr. Phillips a base salary of $59,700 and Mr. Noska a base salary of $52,000, all subject to annual increases. Each agreement is to expire May, 1997, except that Mr. Noska's agreement is to expire May,
     1995.   On January 1, 1995, Mr.  Cole became President and Chief
     Executive Officer of UB at an annual salary of $110,000.

                      In addition to and as part of the foregoing
     agreements, Messrs. Cole, Neill, Phillips and Noska have entered management continuity agreements which are similar in form to agreements currently in force between the Company and VNB and
     their senior  officers.   Each  agreement's  term  ends on  January
     31, 1995 and is automatically renewable thereafter unless the Company and UB elect not to renew it. Under the management continuity agreements, the above officers would be entitled to the following severance payments if terminated under certain circumstances after a change of control of the Company or UB: Messrs. Cole, Phillips and Neill - 200% of base salary at the time of termination; Mr. Noska
     - 100% of base salary at the time of termination.

                      The management continuity agreements define a "change of control" as (i) the acquisition by a person or group of 25% of the combined voting power of the Company's or UB's then outstanding securities; (ii) during any two-year period those persons, who at the beginning of such period were members of the Company's or UB's Board of Directors and any new director whose election was approved by at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election or nomination was previously so approved, cease to constitute a majority of such board; or (iii) the stockholders of the Company or  UB approve a merger or consolidation of the Company or UB
     which  would   result  in such stockholders holding less than 70% of
     the combined voting power of the surviving entity immediately thereafter, or if such stockholders approve the sale of all or substantially all of the assets of the Company or UB.

                      The management continuity agreements do not provide for severance benefits in instances where termination is due to death, disability or retirement. Further, no benefits are payable in instances of termination for cause, defined as (i) the willful and continued failure of the officer to perform his duties and (ii) willful conduct materially injurious to the Company or UB.

     Profit-Sharing Plan

                      Each employee of VNB and UB, including executive officers, becomes eligible to participate in the Company's Profit-Sharing Plan on January 1 of the Plan year in which he or she completes one full year of continuous service of 1,000 hours or
     more.   Upon completion of three years of continuous service, a
     participant becomes 30% vested, increasing to 40% after four years, 60% after five years, 80% after six years, and fully vested after
     seven years.   Vested participants may  elect  to  receive, in cash,
     up to 50% of their annual allocation of the Company's contribution to the Profit-Sharing Plan. Vested amounts not so received in cash are distributed to participants upon their retirement or earlier upon termination of employment. During 1994, the Company made a contribution of approximately $250,000 to the Profit-Sharing Plan.

     Retirement Plan

                      The VNB Retirement Plan covers substantially all eligible employees of the Bank, including officers, and provides for payment of retirement benefits generally based upon an employee's years of credited service with the Bank and his or her salary level, reduced by a portion of the Social Security benefits to which it is estimated the employee will be entitled.

                      The following table represents estimated annual benefits upon retirement at age 65 to employees at specified salary levels (based upon the average annual rate of salary during the highest five years within the final ten years of employment) at
     stated  years of service with the Bank.   The amounts shown are
     after deduction of estimates for Social Security reductions based on the Social Security law as of January 1, 1995.

                                   Estimated Annual Benefits at Retirement
                                        by Specified Remuneration and
                                       Years of Service Classification
     Final Average                      Years of Service
     Compensation       5         10         15             20             25
     $  20,000        1,481      2,962      4,442          5,923         7,404
        40,000        3,464      6,929     10,393         13,858        17,322
        60,000        5,761     11,522     17,284         23,045        28,806
        80,000        8,161     16,322     24,484         32,645        40,806
       100,000       10,561     21,122     31,684         42,245        52,806
       120,000       12,961     25,922     38,884         51,845        64,806
       140,000       15,361     30,722     46,084         61,445        76,806
       160,000 *     17,761     35,522     53,284         71,045        88,806
       180,000 *     20,161     40,322     60,484         80,645       100,806
       200,000 *     22,561     45,122     67,684         90,245       112,806
       220,000 *     24,961     49,922     74,884         99,845       124,806*
       240,000 *     27,361     54,722     82,084        109,445       136,806*
       260,000 *     29,761     59,522     89,284        119,045       148,806*

                 * Under current regulations of the Internal Revenue Code, the maximum annual benefit payable from a defined benefit plan during 1995 is $120,000 payable as a life annuity for
     retirements  at age  65.   In  addition, the  maximum  annual
     compensation may not exceed $150,000. The amounts shown above in excess of $120,000 and those using compensation in excess of $150,000 are shown for exhibit purposes only.

                      The description of the Retirement Plan in this Proxy Statement is intended solely to provide stockholders of the Company with general information concerning the Plan as it relates
     to management remuneration.   Under no  circumstances should
     the description be construed as indicative of the rights of any particular employee, or as conferring any right upon any employee, which rights will in all cases be determined by the appropriate legal documents governing the Plan.

                      UB provides a retirement plan for all eligible employees through the Savings Bank Employees Retirement Association ("SBERA"), an unincorporated association of savings banks operating within Massachusetts and other organizations providing services to or for savings banks SBERA's sole purpose is to enable the participating employers to provide pensions and other benefits for their employees.

                      Each UB employee age 21 or older who has completed at least 1,000 hours of service in the last 12 month period beginning with such employee's date of employment becomes a participant of the retirement plan. All participants are fully vested when they have been credited with three (3) years of service or at age 62 if earlier.

                      The retirement plan is a qualified defined benefit plan which does not require an employee to make any contributions to
     become a participant and earn  benefits  under  the  Plan.   The
     benefits provide for a pension equal to 1.25% of Average Compensation (the average of the three highest consecutive years of Compensation) for each year of service up to 25 years, plus .6% of compensation above the Covered Compensation (defined below) for each year of service up to 25 years. For example, under the above benefit formula, a Participant attaining age 65 in 1995 with 25 years of service, will be entitled to a benefit equal to 31.25% (1.25% x 25 years) of Average Compensation plus 15% (.6% x 25 years) of the difference (if any) between the participant's Average Compensation and the Covered Compensation for a participant
     turning age 65 in 1994 which is $24,312.   Covered Compensation is the
     average of the 35 years of Social Security taxable wages up to and including the year in which a Participant reaches Social Security
     retirement age.   Normal  retirement age under the plan is 65;  a
     reduced early  retirement benefit is payable from age 50 to 65 under
     certain conditions.   On December 31, 1994, the latest date
     for which retirement plan information is available, the present value of accumulated benefits was fully funded by the market value of plan assets. The Bank made no contribution to the Pension Plan during 1994:

                      The following table illustrates annual pension benefits for retirement at age 65 under the most advantageous plan provisions available for various levels of compensation and years
     of service.   The figures in this table are based upon  the assumption
     that the plan continues in its present form and certain other assumptions regarding compensation trends and social security.

                 Annual Pension Benefit Based on Years of Service
     Average Compensation   10 years   15 years   20 years  25 years

       $ 20,000             $ 2,500    $ 3,750    $ 5,000   $ 6,250
         40,000               5,941      8,912     11,883    14,853
         60,000               9,641     14,462     19,283    24,103
         80,000              13,341     20,012     26,683    33,353
        100,000              17,041     25,562     34,083    42,603
        120,000              20,741     31,112     41,483    51,853
        140,000              24,441     36,662     48,883    61,103
      * 150,000              26,291     39,437     52,583    65,728

                 * Federal law does not permit defined benefit pension plans to recognize compensation in excess of $150,000 for plan years beginning in 1994 (11/01/94 for SBERA).

                      As of December 31, 1994 Messrs. Lemay, Cole, and Neill had 39, 9 and 11 years of credited service, respectively.

     Compensation of Directors

                  Each director who is not an officer of VFSC, VNB, or UB receives an annual retainer of $4,800 and, in addition, a $400 fee for each regular monthly Board of Directors' meeting attended, and a $300 fee for each meeting of a committee of the Board he or she attends. In addition, the Chairman of the Board receives an annual retainer of $4,000 and each committee chairperson receives an annual retainer of $500.

     Item 12 - Security Ownership of Certain Beneficial Owners and
     Management

            As of February 28, 1995 the following beneficial owners
     were  known to control five percent or more of the outstanding shares
     of Common Stock, $1 par value, of the Company.   The  information
     below was taken from form Schedule 13Gs filed as of December 31, 1994 with the Securities and Exchange Commission.

                                                 Amount of
                                                 Beneficial      Percent
     Name and Address                            Ownership       of Class

     Vermont National Bank . . . . . . . . . . .   242,984       5.14% (1)
     Trust Department
     100 Main Street
     Brattleboro, VT  05301

     David L. Babson & Company, Inc. . . . . . .   251,600       5.32% (2)
     One Memorial Drive
     Cambridge, MA  02142-1300

                 (1) Includes sole voting power for 17,608 shares, shared voting power for 225,376 shares, sole dispositive power for 139,907 shares and shared dispositive power for 103,077 shares.

                 (2) Includes sole voting power for 158,600 shares, shared voting power for 93,000 shares and sole dispositive power for 251,600 shares.

                      The following table sets forth the name and address of each director, nominee for director or executive officer of the Company, his or her age and principal occupation, all positions or offices held by such individual within the Company, the year in which he or she first became a director of the Company or its predecessors, the number of whole shares of Common Stock of the Company beneficially owned by each at the close of business on February 28, 1995, and the percent of class so owned. The business address of each of the directors, nominees and executive officers is the Company's address except as otherwise noted. It is anticipated that each of the nominees will continue to act as Directors of VNB and/or UB. No family relationship exists between any director or persons nominated by the Company to become directors.

                                                   Amount and     Percent
                                                   Nature of      of VFSC
                                                   Beneficial     Common
     Name                                          Ownership      Stock
     Anthony F. Abatiell.......................    59,169(1)      1.25%
     Zane V. Akins.............................     1,383(2)      0.03%
     Charles A. Cairns.........................     4,027(3)      0.09%
     Robert C. Cody............................    15,196(4)      0.32%
     Allyn W. Coombs...........................     8,070(5)      0.17%
     Beverly G. Davidson.......................     2,417(6)      0.05%
     James E. Griffin..........................     2,579(7)      0.05%
     John D. Hashagen, Jr......................    13,349(8)      0.28%
     Francis L. Lemay..........................    73,164(9)      1.55%
     Daniel C. Lyons...........................     9,712(10)     0.21%
     Kimball E. Mann...........................    11,013(11)     0.23%
     Stephan A. Morse..........................     4,948(12)     0.10%
     Donald E. O'Brien.........................     4,586(13)     0.10%
     Roger M. Pike.............................     6,735(14)     0.14%
     Mark W. Richards..........................    24,829(15)     0.53%
     Kenneth R. Cole...........................    17,936(16)     0.38%
     Louis J. Dunham...........................     2,808(17)     0.06%
     W. Bruce Fenn.............................     8,050(18)     0.17%
     William H. George.........................     5,825(19)     0.12%
     Richard O. Madden.........................     2,185(20)     0.05%
     Robert G. Soucy...........................     8,795(21)     0.19%

                  (1) Includes 813 shares held jointly with a family member in which Mr. Abatiell shares voting and investment power. Also includes 54,012 shares held in a custodial capacity in VNB's trust department in which Mr. Abatiell has sole voting and
     investment powers.   Does not include options to  acquire  1,500
     additional shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

                  (2) Does not include options to acquire 1,500 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

                  (3) Does not include options to acquire 1,500 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

                  (4) Includes 10,372 shares held jointly with a family member in which Mr. Cody shares voting and investment powers.
     Does not include options to acquire 1,500 shares, exercisable within sixty (60) days, pursuant to the Directors'Non-Qualified Stock Option Plans.

                  (5) Includes 8,070 shares held jointly with a family member in which Mr. Coombs shares voting and investment powers. Does not include options to acquire 500 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

                  (6) Ms.  Davidson shares voting and investment powers on
     2,417 shares.   Does not include options to acquire 1,500 shares,
     exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

                  (7) Does not include options to acquire 1,500 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

                  (8) Includes 224 shares held by a family member in which Mr. Hashagen has no voting or investment powers and as to
     which Mr. Hashagen disclaims beneficial  ownership.   Also  includes
     200 shares held in the name of Green Mountain Investment Club in which Mr. Hashagen shares voting and investment powers and 8,577 shares held in the VNB Profit Sharing Plan. Does not include options to acquire 12,300 shares, exercisable within sixty
     (60) days,  pursuant to the Officers' Non-Qualified Stock Option
     Plans.

                  (9) Includes 73,164 shares held jointly with family members in which Mr. Lemay shares voting and investment powers. Does not include options to acquire 35,667 shares, exercisable within sixty (60) days, pursuant to the Inventive Stock Option Plan granted by West Mass (See "Option Exercisesand Year-end
     Value Table" following).

                 (10) Includes 2,512 shares held jointly with a family member in which Mr. Lyons shares voting and investment powers. Also includes 7,200 shares held by a family member in which Mr. Lyons has no voting or investment powers and in which Mr. Lyons disclaims beneficial ownership. Does not include options to acquire 1,500 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

                 (11) Includes 9,379 shares held jointly with a family member in which Mr. Mann shares voting and investment powers. Also includes 814 shares held by a family member in which Mr. Mann has no voting or investment powers and as to which Mr. Mann
     disclaims beneficial ownership.   Does not include options to
     acquire 1,500 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

                 (12) Includes 2,507 shares held jointly with a family
     member.   Also includes 505 shares held by a family member in which
     Mr. Morse has no voting or investment powers  and as to which Mr.
     Morse disclaims beneficial ownership.   Does not include options to
     acquire 1,500 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

                 (13) Does not include options to acquire 1,500 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

                 (14) Includes 777 shares held jointly with family members and 1,157 shares held by Kinney, Pike, Bell & Conner, Inc. in which Mr. Pike shares voting and investment powers. Also includes 997 shares held by a family member in which Mr. Pike has no voting power and as to which Mr. Pike disclaims beneficial ownership.
     Does not include options to acquire 1,500 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

                 (15) Includes 24,829 shares held jointly with family members in which Mr. Richards shares voting and investment powers. Does not include options to acquire 1,500 shares, exercisable within sixty (60) days, pursuant to the Directors'Non-Qualified Stock Option Plans.

                 (16) Includes 14,095 shares held jointly with family members in which Mr. Cole shares voting and investment powers. Also includes 3,841 shares in UB's Employee Stock Ownership Plan.

                 (17) Includes 2,808 shares in the VNB Profit Sharing Plan. Does not include options to acquire 8,700 shares exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

                 (18) Includes 97 shares in which Mr. Fenn has no voting or investment powers. Also includes 2,153 shares held jointly with a family member in which Mr. Fenn shares voting and investment powers, and 5,800 shares in the VNB Profit Sharing Plan. Does not include options to acquire 10,600 shares, exercisable within sixty
     (60) days pursuant to the Officers'  Non-Qualified Stock Option Plans.

                 (19) Includes 2,016 shares held jointly with family members in which Mr. George shares voting and investment powers. Also includes 3,809 shares in the VNB Profit Sharing Plan. Does not include options to acquire 9,700 shares, exercisable within sixty (60) days pursuant to the Officers Non-Qualified Stock Option Plans.

                 (20) Includes 27 shares held jointly with a family member in which Mr. Madden shares voting and investment powers. Also includes 2,158 shares held in the VNB Profit Sharing Plan.
     Does not include options to acquire 10,600 shares exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

                 (21) Includes 346 shares held by a family member in which Mr. Soucy has no voting or investment powers. Also includes 3,841
     shares in the  VNB  Profit Sharing  Plan.   Does not include options
     to acquire 11,100 shares, exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

                 On February 28, 1995, the directors and officers of the Company as a group (21) had beneficial ownership of 286,776 shares of Company Common Stock, amounting to 6.06% of the outstanding shares. This does not include options to acquire 122,167 shares, or 2.58% of the outstanding shares, exercisable within sixty (60) days, pursuant to the Directors' and Officers' Non-Qualified Stock Options Plans.

     Item 13 - Certain Relationships and Related Transactions

                      Some directors and officers of VNB, UB and the Company and their associates were customers of and had transactions with the Banks and the Company in the ordinary course of business during 1994. Additional transactions may be expected to take place in the ordinary course of business in the future. Some of the Company's directors are directors, officers, trustees, or principal security holders of corporations or other organizations which were customers of or had transactions with the Banks in the ordinary course of business during 1994. All outstanding loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility nor present other unfavorable features.

                      In addition to banking and financial transactions, the Banks and the Company have had other transactions with, or used products or services of, various organizations of which
     directors of the Company are directors or  officers.   The amounts
     involved have in no case been material in relation to the business of the Banks or the Company, and it is believed that they have not been material in relation to the business of such other organizations or to the individuals concerned. It is expected that the Banks and the Company will continue to have similar transactions with, and use products or services of, such organizations in the future.

                      Two directors of the Company are attorneys who have been retained in the past to represent VNB or the Company in
     appropriate circumstances.   During  1994,  no director was retained
     by the Banks or Company as legal counsel.

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

                      Report of Independent Certified Public
                       Accountants

                      Consolidated Balance Sheets - December 31,
                       1994 and 1993

                      Consolidated Statements of Income -
                       For the Years Ended December 31,
                       1994, 1993, and 1992

                      Consolidated Statements of Changes in
                       Stockholders' Equity - For the
                       Years Ended December 31, 1994,
                       1993, and 1992

                      Consolidated Statements of Cash Flow
                       - For the Years Ended December 31,
                       1994, 1993 and 1992

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

                      3.2  By-Laws of Registrant.  Incorporated by
     reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K dated April 23, 1990.

                      10.1 Management continuity agreements dated February 9, 1990 with the following four executive officers:

                        (a)  John D. Hashagen, Jr.
                        (b)  Richard O. Madden
                        (c)  W. Bruce Fenn
                        (d)  Robert G. Soucy

                 are incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the fiscal year ended December 31, 1990.

                      Management continuity agreements dated March 17, 1994 with Louis J. Dunham and January 11, 1994 with William G. George are incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K for the fiscal year-ended December 31, 1993.

                      Employment agreement dated October 19, 1993 by and among United Savings Bank, Registrant and Kenneth R. Cole. Filed as
     Exhibit 10.8 to the Company's Registration Statement on Form S-4. Registration #33-72554.

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

                                VERMONT FINANCIAL SERVICES CORP.


      Date:  March 8, 1995      By /s/ John D. Hashagen, Jr.
                                       John D. Hashagen, Jr., President
                                       and Chief Executive Officer


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

      Name                      Title                         Date


      /s/ John D. Hashagen, Jr.Director and President         March 8, 1995
          John D. Hashagen, Jr.    (Principal Executive Officer)

     /s/ Richard O. Madden    Secretary & Treasurer           March 8, 1995
         Richard O. Madden        (Principal Financial Officer)

     /s/ Anthony F. Abatiell  Director                        March 8, 1995
         Anthony F. Abatiell

         Zane Akins   Director

     /s/ Charles A. Cairns    Director                        March 8, 1995
         Charles A. Cairns

     /s/ Robert C. Cody       Director                        March 8, 1995
          Robert C. Cody

     /s/ Allyn W. Coombs      Director                        March 8, 1995
         Allyn W. Coombs

     /s/ Beverly G. Davidson  Director                        March 8, 1995
          Beverly G. Davidson

     /s/ James E. Griffin     Director                        March 8, 1995
         James E. Griffin

     /s/ Francis L. Lemay     Director                        March 8, 1995
         Francis L. Lemay

     /s/ Daniel C. Lyons      Director                        March 8, 1995
         Daniel C. Lyons

     /s/ Kimball E. Mann      Director                        March 8, 1995
         Kimball E. Mann

     /s/ Stephan A. Morse     Director                        March 8, 1995
         Stephan A. Morse

         Donald E. O'Brien  Director

     /s/ Roger M. Pike        Director                         March 8,1995
         Roger M. Pike

     /s/ Mark W. Richards     Director                         March 8,1995
         Mark W. Richards



                                             Index to Exhibits


                 Exhibit 22  Subsidiaries of Registrant

                 Exhibit 24  Consent of Independent Certified Public
     Accountants



                                               Exhibit 22



                                                Exhibit 22

     Subsidiaries of Registrant:

                 1. Vermont National Bank, a national banking association, with a principal place of business at 100 Main Street, Brattleboro, VT 05301.

                 2. United Bank, a Massachusetts state-chartered savings bank, with a principal place of business at 45 Federal Street, Greenfield, MA 01301

                 3. Vermont Financial Services Corp., a Delaware corporation, with a principal place of business at 100 Main Street, Brattleboro, VT 05301 (incorporated in 1990).



                                                Exhibit 24



                                                Exhibit 24



                  CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                  We consent to the incorporation by reference in the registration statements of Vermont Financial Services Corp. on Form S-8 (File No. 2-83361) and Form S-3 (File No. 2-80833) of our report, which includes explanatory paragraphs regarding (i) our responsibility related to the Company's consolidated balance sheet as of December
     31, 1993 and the related consolidated statements of income, changes in stockholders' equity and cash flow for each of the two years in the period ended December 31, 1993; (ii) the Company's change in its method of accounting for certain investments in debt and equity securities and accounting for postretirement benefits other than pensions in 1993; and (iii) the Company's change in its method of accounting for income taxes in 1992, dated January 20, 1995, on our audit of the consolidated financial statements of Vermont Financial Services Corp. and subsidiaries as of December 31, 1994 and for the
     year then ended, which report is  included in this   Annual Report on
     Form 10-K.


                                COOPERS & LYBRAND L.L.P.


     Springfield, Massachusetts
     March 17, 1995