Form 10-Q
period 1995-03-30
VERMONT FINANCIAL SERVICES CORP
filed 1995-05-11
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                  			     Washington, DC  20549

                  			    ________________________

                        				    Form 10-Q

          		    Quarterly Report Under Section 13 or 15(d)
		                of the Securities Exchange Act of 1934

                 			    ________________________


	  For the Quarterly Period Ended March 31, 1995, Commission Files
				 Number 0-11012

                 			VERMONT FINANCIAL SERVICES CORP.

              			      A DELAWARE CORPORATION

          		  IRS EMPLOYER IDENTIFICATION NO.  03-0284445

         		   100 Main Street, Brattleboro, Vermont 05301

             			   Telephone:  (802) 257-7151

             			     __________________________

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                       				   Yes  X  No___

            		       APPLICABLE ONLY TO CORPORATE ISSUERS:

    	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               			  As of April 30, 1995  4,771,796

                      Part I. FINANCIAL INFORMATION
                      VERMONT FINANCIAL SERVICES CORP.
                    Consolidated Statements of Condition
                    March 31, 1995 and December 31, 1994
                              (in thousands)
                                                 March 31,       December 31,
ASSETS                                              1995             1994
   Cash and Due from Banks                       $   45,039      $   57,002
   Interest Bearing Balances with Banks                 124             105
   Securities Available
     U.S. Treasury and U.S. Government Agencies     106,015          99,815
     Mortgage Backed Securities                      50,808          50,668
     State and Municipal                              8,442           8,238
     Other                                           12,295          15,144
                                               				 -------	        -------
       Total Securities Available for Sale          177,560         173,865

   Federal Funds Sold                                 8,600          16,000
   Loans:
     Commercial                                     211,423         207,299
     Commercial Real Estate                         205,031         211,218
     Residential Real Estate                        393,037         389,033
     Consumer                                       101,836         103,953
 					                                           		--------       	--------
       Total Loans                                  911,327         911,503
     Less:  Allowance for Loan Losses                15,876          16,236
   						                                         	--------       	--------
       Net Loans                                    895,451         895,267
   Premises and Equipment                            21,382          21,298
   Real Estate Held for Investment                    1,283           1,272
   Other Real Estate Owned (OREO) - net of            4,133           4,487
    reserve of $769 in 1994 and $490 in 1993
   Goodwill and Other Intangibles                     3,053           3,136
   Other Assets                                      30,468          32,989
                                        	           --------      	--------
       Total Assets                             $ 1,187,093     $ 1,205,421
						                                            =========       =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Demand                                     $  103,939      $   117,411
     Savings, NOW & Money Market Accounts          612,694          624,038
     Other Time:  Under $100,000                   246,361          243,488
                 Over  $100,000                     28,665           27,932
   					                                         		-------	       	--------
       Total Deposits                              991,659        1,012,869
   Federal Funds Purchased and Securities Sold
     Under Agreements to Repurchase                 65,371           71,163
   Liabilities for Borrowed Money                   24,907           22,725
   Other Liabilities                                 8,305            8,207
  					                                          		-------	       	--------
       Total Liabilities                         1,090,242        1,114,964
   Stockholders' Equity
   Common Stock - $1 Par Value
   Authorized 20,000,000 shares
   Issued and Outstanding:1995--4,872,688 shares
                          1994--4,790,479 shares     4,873            4,790
   Preferred Stock - $1 Par Value
       Authorized 5,000,000 shares
   Capital Surplus                                  49,272           48,715
   Undivided Profits                                50,863           48,615
   Security Valuation Allowance                     (6,135)          (9,604)
   Treasury Stock         1995--103,264 shares
                          1994--105,260 shares      (2,022)          (2,059)
    Total Stockholders' Equity                      96,851           90,457
   					                                         		-------		        -------
   Total Liabilities and Stockholders' Equity  $ 1,187,093      $ 1,205,421
   						                                        =========	       =========
   Fully Diluted Tangible Book Value
           per Share of Common Stock                $19.56           $18.36
							                                             =====		           =====

   Vermont Financial Services Corp.
   Consolidated Statements of Income
   (in thousands)
   (unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                             1995       1994
   Interest Income
   Interest and Fees on Loans                           $   20,208 $   16,965
   Interest on Securities Available for Sale:
     Taxable Interest Income                                 2,605      2,420
     Tax Exempt Interest Income                                106        107
   Interest on Federal Funds Sold                              144         37
   Interest on Time Deposits                                     0          1
                                                       	    ------     	-----
          Total Interest Income                             23,063     19,530
   Interest Expense
   Interest on Deposits                                      8,557      6,690
   Interest on Federal Funds Purchased, Borrowed Money
      and Securities Sold under Agreements to Repurchase     1,071        690
          Total Interest Expense                             9,628      7,380
          Net Interest Income                               13,435      2,150
   Less:  Provision for Loan Losses                          1,000      1,000
   							                                                  ------     ------
   Net Interest Income After Provison for Loan Losses       12,435     11,150
   Other Operating Income
   Securities Gains                                              0         20
   Trust Department Income                                     771        759
   Service Charges on Deposit Accounts                       1,349      1,215
   Serviced Mortgage Fees                                      533        515
   Merchants Discount                                          593        566
   Other Noninterest Income                                    861        961
   							                                                  ------     ------
          Total Other Operating Income                       4,107      4,036

   Other Operating Expense
   Salaries and Wages                                        4,327      4,484
   Pension and Other Employee Benefits                       1,152      1,213
   Occupancy of Bank Premises, net                             897        906
   Furniture and Equipment                                   1,074      1,003
   Organizational Expenses                                       0        121
   FDIC Assessment                                             566        614
   OREO & Collection Expense/Losses, net                       723        708
   Other Noninterest Expense                                 3,105      2,868
                                                  						    ------     ------
          Total Other Operating Expense                     11,844     11,917

   Net Overhead                                             (7,737)    (7,881)
                                                 							    ------     ------
   Income Before Income Taxes                                4,698      3,269
   Applicable Income Tax Expense                             1,526      1,095
   							                                                  ------     ------
   Net Income                                           $    3,172 $    2,174
                                                            ======     ======
   Earnings Per Common Share (Based on
      Average Number of Common Shares
      Outstanding for the Respective Period)
      Net Income -- Primary and Fully Diluted           $     0.67 $     0.46
				                                                 			      ====     	 ====

                        VERMONT FINANCIAL SERVICES CORP.
                             STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                  3 Months Ended March 31,
                                                      1995          1994
     OPERATING ACTIVITIES
      Net Income                                  $   3,172      $   2,174
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for Loan Losses                     1,000          1,000
        Provision for depreciation                      805            794
        Amortization and accretion on securities        161            344
        Deferred income taxes                           745            620
        Security (gains)                                  0            (20)
        Proceeds from sale of loans                   8,141         33,725
        Loans originated for sale                    (4,782)       (31,797)
        Losses on OREO                                  243             58
        Decrease (Increase) in interest receivable
         & other assets                                 101         (1,061)
        (Increase) Decrease real estate held for
         investment                                     (11)             7
        Increase (Decrease) in interest payable
         and other liabilities                           98            (52)
                                                   _________     _________

         NET CASH PROVIDED BY OPERATING ACTIVITIES    9,673          5,792

     INVESTING ACTIVITIES
       Proceeds from sales of securities              2,600          9,384
       Proceeds from maturities of securities         1,881         15,922
       Purchases of securities                       (3,110)       (48,251)
       Proceeds from sales of OREO                      793          1,017
       Purchases of loans                              (999)             0
       Net (increase) decrease in loans              (4,226)           548
       Purchase of premises and equipment              (889)        (1,010)
                                                   _________     _________
         NET CASH USED BY INVESTING ACTIVITIES       (3,950)       (22,390)

     FINANCING ACTIVITIES
       Net (Decrease) Increase in deposits          (21,210)         6,671
       Net (Decrease) Increase in short-term
        borrowings                                   (3,610)         3,703
       Issuance of common stock                         676             98
       Cash dividends                                  (923)          (429)
                                                   _________     _________
         NET CASH PROVIDED BY (USED BY)
           FINANCING ACTIVITIES                     (25,067)        10,043

     (DECREASED) IN CASH AND CASH EQUIVALENTS       (19,344)        (6,555)
     Cash and cash equivalents beginning of period   73,107         61,878
                                                   _________     _________
     CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  53,763      $  55,323
                                                    =======        =======
     Non-monetary Transactions:
       Transfer of Loans to OREO for the periods ended March 31, 1995 and 1994 totaled $682 and $1,570, respectively.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	    For the Three-Month Periods Ended March 31, 1995 and 1994

 Overview

 The first quarter of 1995 resulted in net income of $3,172,000 or $0.67 per share, versus $2,174,000, or $0.46 per share in the same period of 1994. Income before taxes improved by $1.4 million from 1994's first quarter, primarily due to a $1.3 million increase in net interest income.

	The annualized return on average total assets was 1.09% versus 0.77% and the annualized return on average stockholders' equity was 13.89% versus 9.95% for the first quarter of 1995 and 1994, respectively.

	In the opinion of Management, all adjustments which are necessary to the fair statement of the consolidated financial position of Vermont Financial Services Corp., the (Company), and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflected and all such adjustments are of a normal recurring nature.

 Results of Operations

	Net Interest Income of $13.4 million for the first quarter of 1995 represented a $1.3 million increase from the same period in 1994. The net interest margin was 5.04% in 1994, up from 4.68% a year earlier. The increase in net interest income was primarily due to a 39 basis point increase in net interest spread. Also contributing to the improvement in net interest income
 was $30.9 million increase in average earning assets.   These increases were
 somewhat offset by a $0.2 million reduction in charges and fees on loans due to a $31.2 million, or 70%, reduction in mortgage loan originations during the first quarter of 1995 as compared to the same period in 1994.

       At March 31, 1995, the mortgage servicing portfolio totaled $458.4 million compared to $459.2 million at year end. This portfolio generates approximately $175,000 of servicing income on a monthly basis.

	Net overhead for the first quarter of 1995 decreased $144,000, or 2%, over the same 1994 period. This was due to nearly equal amounts of improvement in other operating income and other operating expense.

	Other operating expenses decreased $73,000 during the first quarter of 1995 as compared to the same period in 1994. This decrease is primarily due to a $218,000 reduction in salaries and employee benefits and a $121,000 reduction in merger related expenses (associated with the merger with West Mass Bankshares, Inc.), net of a $237,000 increase in other non-interest expenses which consists of many small items.

 Loan Quality

	Nonperforming assets (nonaccrual loans, restructured loans and OREO) were reduced from $21.3 million on December 31, 1994 to $18.7 million on March 31, 1995 due to nonaccrual and restructured loans decreasing $2.3 mill-ion, to $14.5 million. OREO decreased from year end by $0.4 million, to $ 4.1 million. As of March 31, 1995 nonperforming assets equaled 2.0% of total loans plus OREO, down from 2.3% at year end 1994. Loans 90 or more days past due and still accruing interest were $1.6 million, up from $1.4 million at December 31, 1994.

	The Allowance for Loan Losses was $15.9 million as of quarter end, equal to 1.7% of loans outstanding, 109.4% of nonperforming (nonaccrual and restructured) loans and 85.1% of total nonperforming assets. These compare to the year end 1994 levels of 1.8%, 96.7% and 76.3%. respectively.

 Financial Condition

   Loans

	Total loans at March 31, 1995 were $911.3 million, down $0.2 million from the December 31, 1994 balance. Decreases in commercial real estate and consumer loans of $6.2 million and $2.1 million respectively were almost entirely offset by a $4.1 million increase in commercial loans and a $4.0 million increase in residential real estate loans.

   Securities Available for Sale

	The amortized cost of securities available for sale decreased $1.5 million. U.S. Treasury securities increased $2.9 million while investments in Mortgage Backed securities and Money Market Funds decreased $1.4 million and $2.9 million, respectively. Signs of a slowing economy and a resulting de-crease in interest rates caused a reduction in the unrealized loss of $14.6 million at year end 1994, to $8.9 million at March 31, 1995. This more than offset the decrease in the investment portfolio.

    Deposits

	At March 31, 1995, total deposits were $991.7 million, a decrease of $21.2 million, or 2.1% from the December 31, 1994 level. Demand deposits decreased $13.5 million during this period due to the normal runoff of year end balances. Savings, Now and Money Market Accounts decreased $11.3 million during the three months. Other time deposits (CDs) increased by $3.6 million, with a $0.7 million increase in CDs over $100,000 and a $2.9 million increase in CD's under $100,000.

	Compared to March 31, 1994 balances, assets, equity and loans increased 1.7%, 8.3% and 4.4%, respectively. Deposits increased 1.8% or $17.4 million from March 31, 1994 to 1995. This growth was primarily the re-sult of a $33.3 million increase in savings, Now and Money Market Deposit accounts, net of a $16.5 million decrease in other time deposits under $100,000.

    Capital Resources

	Stockholders' equity increased from $90.5 million at year end to $96.9 million at March 31, 1995. Equity as a percent of total assets increased from 7.50% at year end 1994 to 8.16% at March 31, 1995. This increase was a result of a $3.5 million reduction in the Security Valuation Allowance associ-ated with the securities available for sale portfolio and $2.2 million of earn-ings retained by the Company. As the current Risk Based Capital regulations exclude unrealized gains and losses from the definition of Capital, Tier I and Total Risk Based Capital ratios increased to 12.38% and 13.64% from their year end levels of 11.77% and 13.03%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

 Recent Developments

	During January 1994, the company's largest subsidiary - Vermont
 National Bank, established two task forces to find better and more efficient ways to serve the customer. In the first quarter of 1995, the company retained the services of a consultant, Diversified Consulting Incorporated (DCI), to further analyze and improve profitability. In subsequent quarters of 1995 and 1996 there will be expenses and benefits associated with DCI, the net effect of which will be immaterial for 1995 but significantly positive in future years. The total amount of which cannot be determined at this time.

	The Company adopted statement of Financial Accounting Standards
 (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", on January 1,1995. The impact of adopting this statement was immaterial.

 PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

					    NONE

 ITEM 2.  CHANGES IN SECURITIES

					    NONE

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

					     NONE

 ITEM 5.  OTHER INFORMATION

					     NONE

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

					     NONE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly authorized.

				VERMONT FINANCIAL SERVICES CORP.

                        				     /s/John D. Hashagen, Jr.
 Dated May 10, 1995              ________________________________
				                               	John D. Hashagen, Jr.

                       				     /s/Richard O. Madden
 Dated May 10, 1995              ________________________________
				                              	Richard O. Madden