Form 10-Q
period 1995-06-30
VERMONT FINANCIAL SERVICES CORP
filed 1995-08-07
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                       				Washington, DC  20549

                			       ________________________

                          					  Form 10-Q

             			Quarterly Report Under Section 13 or 15(d)
         			    of the Securities Exchange Act of 1934

               			       ________________________

	       For the Quarterly Period Ended June 30, 1995, Commission Files
                           					Number 0-11012

           		          VERMONT FINANCIAL SERVICES CORP.

                 			      A DELAWARE CORPORATION

              		IRS EMPLOYER IDENTIFICATION NO.  03-0284445

             			100 Main Street, Brattleboro, Vermont 05301

                   				Telephone:  (802) 257-7151

              			       __________________________

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requried to file such reports), and (2) has been subject to such reports), and (2) has been subject to such filing requirement for the past 90 days.

                          					Yes  X  No___

                 			APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 				As of July 31, 1995  4,774,347


                              Part I. FINANCIAL INFORMATION
                             VERMONT FINANCIAL SERVICES CORP.
                            Condensed Statement of Condition
                            June 30, 1995 and December 31, 1994
                            (in thousands,except per share data)

                                                  June 30,      December 31,
ASSETS                                                1995              1994

Cash and Due from Banks                         $   63,862      $     57,002
Interest Bearing Balances with Banks                    61               105
Securities Available
 U.S. Treasury and U.S. Government Agencies        113,432            99,815
 Mortgage Backed Securities                         51,045            50,668
 State and Municipal                                 8,357             8,238
 Other                                              14,833            15,144
                                                 ---------          --------
   Total Securities Available for Sale             187,667           173,865

Federal Funds Sold                                   3,600            16,000
 Loans:
  Commercial                                       189,983           207,299
  Commercial Real Estate                           206,141           211,218
  Residential Real Estate                          403,509           389,033
  Consumer                                         102,003           103,953
                                                 ---------          --------
   Total Loans                                     901,636           911,503
  Less:  Allowance for Loan Losses                  15,461            16,236
                                                 ---------          --------
   Net Loans                                       886,175           895,267
Premises and Equipment                              21,158            21,298
Real Estate Held for Investment                      1,306             1,272
Other Real Estate Owned (OREO) - net of
 reserve of $570 in 1995 and $710 in 1994            3,986             4,487
Goodwill and Other Intangibles                       2,952             3,136
Other Assets                                        29,527            32,989
                                                 ---------         ---------
   Total Assets                                 $1,200,294      $  1,205,421
                                                 =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                         $  111,249      $    117,411
 Savings, NOW & Money Market Accounts              592,508           624,038
 Other Time:  Under $100,000                       253,827           243,488
              Over  $100,000                        35,580            27,932
                                                 ---------         ---------
   Total Deposits                                  993,164         1,012,869
Federal Funds Purchased and Securities Sold
 Under Agreements to Repurchase                     52,977            71,163
Liabilities for Borrowed Money                      41,420            22,725
Other Liabilities                                    8,958             8,207
                                                 ---------         ---------
   Total Liabilities                             1,096,519         1,114,964
Stockholders' Equity
Common Stock - $1 Par Value
 Authorized 20,000,000 shares
 Issued :                 1995--4,876,954 shares
                          1994--4,749,519 shares     4,877             4,790
Preferred Stock - $1 Par Value
 Authorized 5,000,000 shares
Capital Surplus                                     49,335            48,715
Undivided Profits                                   53,633            48,615
Security Valuation Allowance                        (2,051)           (9,604)
Treasury Stock              1995--103,238 shares
                            1994--105,260 shares    (2,019)           (2,059)
                                                 ---------         ---------
   Total Stockholders' Equity                      103,775            90,457

   Total Liabilities and Stockholders' Equity   $1,200,294      $  1,205,421
                                                 =========         =========

Fully Diluted Tangible Book Value
 per Share of Common Stock                          $20.92            $18.36


Vermont Financial Services Corp.
Condensed Statement of Income
(in thousands,except per share data)

(unaudited)
                                          Three Months Ended  Six months ended
                                                June 30,          June 30,
                                             1995     1994     1995     1994

Interest Income
Interest and Fees on Loans                $21,125   $17,537  $41,333  $34,554
Interest on Securities Available for Sale:
 Taxable Interest Income                    2,696     2,623    5,301    5,029
 Tax Exempt Interest Income                   105       148      211      217
Interest on Short Term Investments             86        32      230       70
                                           ------    ------   ------   ------
  Total Interest Income                    24,012    20,340   47,075   39,870
Interest Expense
Interest on Deposits                        9,088     6,967   17,645   13,657
Interest on Federal Funds Purchased,
Borrowed Money, and Securities Sold
 under Agreements to Repurchase             1,285       965    2,356    1,655
                                           ------    ------   ------   ------
  Total Interest Expense                   10,373     7,932   20,001   15,312
                                           ------    ------   ------   ------
  Net Interest Income                      13,639    12,408   27,074   24,558
Less:  Provision for Loan Losses            1,000     1,000    2,000    2,000
                                           ------    ------   ------   ------
Net Interest Income After
 Provision for Loan Losses                 12,639    11,408   25,074   22,558
Other Operating Income
Securities Gains                               76        33       76       53
Trust Department Income                       771       686    1,542    1,445
Service Charges on Deposit Accounts         1,441     1,512    2,790    2,727
Serviced Mortgage Fees                        481       339    1,014      850
Merchants Discount                            588       504    1,181    1,052
Other Noninterest Income                    1,089       739    1,950    1,722
                                           ------    ------   ------   ------
  Total Other Operating Income              4,446     3,813    8,553    7,849

Other Operating Expense
Salaries and Wages                          4,292     4,421    8,619    8,905
Pension and Other Employee Benefits         1,118     1,289    2,270    2,506
Occupancy of Bank Premises, net               789       764    1,686    1,670
Furniture and Equipment                     1,039       935    2,113    1,938
Organizational Expenses                         0       426        0      500
FDIC Assessment                               568       614    1,134    1,228
OREO & Collection Expense/Losses, net         579       690    1,302    1,398
Other Noninterest Expense                   3,274     2,152    6,379    5,063
                                           ------    ------   ------   ------
  Total Other Operating Expense            11,659    11,291   23,503   23,208
                                           ------    ------   ------   ------
  Net Overhead                             (7,213)   (7,478) (14,950) (15,359)
                                           ------    ------   ------   ------
Income Before Income Taxes                  5,426     3,930   10,124    7,199
Applicable Income Tax Expense               1,727     1,059    3,253    2,154
                                           ------    ------   ------   ------
  Net Income                              $ 3,699   $ 2,871  $ 6,871  $ 5,045
                                         ========    ======== ======== ========
Earnings Per Common Share (Based on
 Average Number of Common Shares
 (Outstanding for the Respective Period)
 Net Income -- Primary and Fully Diluted    $0.77     $0.61    $1.44    $1.07


                            VERMONT FINANCIAL SERVICES CORP.
                                STATEMENTS OF CASH FLOW
                                      (unaudited)

                                                6 months ended June 30,
                                                    1995           1994
                                                   ------         ------
OPERATING ACTIVITIES                                  (in thousands)

 Net Income                                   $    6,874     $    5,045
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for Loan Losses                        2,000          2,000
  Provision for depreciation                       1,583          1,329
  Amortization and accretion on securities           308            596
  Deferred income taxes                              319            204
  Security (gains)                                   (76)           (53)
  Proceeds from sale of loans                     14,309         56,037
  Loans originated for sale                      (11,107)       (45,923)
  Losses on OREO                                     651            454
  (Increase) in interest receivable and
   other assets                                     (556)        (1,293)
  (Increase) decrease in real estate held
   for investment                                    (34)             3
  Increase (decrease) in interest payable
   and other liabilities                             751            (66)
                                               ---------      ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES       15,022         18,333

INVESTING ACTIVITIES
  Proceeds from sales of securities               12,192         22,924
  Proceeds from maturities of securities           3,525         27,198
  Purchases of securities                        (18,315)       (69,762)
  Proceeds from sales of OREO                      2,036          3,795
  Purchases of loans                              (1,441)             0
  Net decrease (increase) in loans                 3,145        (20,800)
  Purchase of premises and equipment              (1,443)        (1,188)
                                               ---------      ---------
  NET CASH USED BY INVESTING ACTIVITIES             (301)       (37,833)

FINANCING ACTIVITIES
  Net (decrease) increase in deposit             (19,705)         2,272
  Net increase in short-term borrowings              509         17,849
  Issuance of common stock                           745            180
  Cash dividends                                  (1,854)          (965)
                                               ---------      ---------
  NET CASH (USED BY) PROVIDED BY FINANCING
    ACTIVITIES                                   (20,305)        19,336

   (DECREASE) IN CASH AND CASH EQUIVALENTS        (5,584)          (164)
    Cash and cash equivalents at beginning
    of period                                     73,107         61,878
                                               ---------      ---------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD $   67,523     $   61,714
                                              ==========     ==========

Non-monetary Transactions:
 Transfer of Loans to OREO for the periods ended June 30, 1995 and 1994 totaled $2,186 and $3,748, respectively.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

		For the Six-Month Periods Ended June 30, 1995 and 1994

Overview

	The first half of 1995 resulted in net income of $6,871,000 or $1.44 per share, versus $5,045,000, or $1.07 per share in the same period of 1994. Income before taxes improved by $2,925,000 from 1994's first six months, primarily due to a $3,197,000 increase in net revenue, a combination of net interest income plus other operating income, net of securities gains.

	The annualized return on average total assets was 1.17% versus 0.87% and the annualized return on average stockholders' equity was 14.39% versus
11.37% for the first half of 1995 and 1994, respectively.

	In the opinion of Management, all adjustments which are necessary to the fair statement of the consolidated financial position of Vermont Financial Services Corp., the (Company), and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflected and all such adjustments are of a normal recurring nature.

Results of Operations

	Net Interest Income of $27.1 million for the first half of 1995 represented a $2.5 million increase from the same period in 1994. The net interest margin was 5.05% in 1995, up from 4.67% a year earlier. The increase in net interest income was due to a 0.29% increase in the net interest spread and a $21.6 million increase in average earning assets and financial resources.

	At June 30, 1995, the mortgage servicing portfolio totaled $453.0 million compared to $459.2 million at year end. This portfolio generates approximately $170,000 of servicing income on a monthly basis.

	Net overhead for the first six months of 1995 decreased $409,000, or 2.7%, from the same 1994 period. This was due to a $704,000 improvement in other operating income net of a $295,000 increase in other operating expenses.

	The increase in other operating income was primarily due to increases in mortgage servicing income, credit card merchants fees and other noninterest income of $164,000, $129,000 and $228,000, respectively. The improvement in other noninterest income was primarily due to a $170,000 gain on the sale of the right to service $29,000,000 in mortgage loans on second home properties.

	The $295,000, or 1.3%, increase in other operating expense was due to an unusual expense credit of $584,000 received during the second quarter of 1994. Net of this credit, other operating expenses decreased $289,000, or 1.2%, from the first six months of 1994. This was primarily due to decreases in staff and organizational expenses of $522,000 and $500,000, respectively.
These improvements were partially offset by smaller increases in other areas.

Loan Quality

	Nonperforming assets (nonaccrual loans, restructured loans and OREO) were reduced from $21.3 million on December 31, 1994 to $16.8 million on June 30, 1995 due to nonaccrual loans and OREO decreasing $3.9 million and $0.5 million, respectively. As of June 30, 1995 nonperforming assets equaled 1.9% of total loans plus OREO, down from 2.3% at year end 1994. Loans 90 or more days past due and still accruing interest were $1.6 million, up from $1.4 million at December 31, 1994.

	The Allowance for Loan Losses was $15.5 million as of quarter end, equal to 1.7% of loans outstanding, 120.2% of nonperforming (nonaccrual and restructured) loans and 92.3% of total nonperforming assets. These compare to the year end 1994 levels of 1.8%, 96.7% and 76.3%, respectively.

Financial Condition

   Loans

	Total loans at June 30, 1995 were $901.6 million, down $9.9 million from the December 31, 1994 balance. Decreases in commercial, commercial real estate, and consumer loans of $17.3 million, $5.1 million, and $2.0 million, respectively were partially offset by a $14.5 million increase in residential real estate loans.

   Securities Available for Sale

	The amortized cost of securities available for sale increased $2.4 million.
U.S. Treasury and Agency securities each increased $2.9 million.  These increases were partially offset by decreases in Mortgage Backed, State and
Municipal and Other securities of $2.9 million, $0.3 million and $0.2 million, respectively.

   Deposits

	At June 30, 1995, total deposits were $993.2 million, a decrease of $19.7 million, or 1.9% from the December 31, 1994 level. Demand deposits decreased $6.2 million during this period due to the normal runoff of year end balances. Savings, Now and Money Market Accounts decreased $31.5 million, or 5.1%, during the six months. Other time deposits (CD's) increased by $18.0 million, with a $7.6 million increase in CD's over $100,000 and a $10.4 million increase in CD's under $100,000.

	Compared to June 30, 1994 balances, assets, equity and loans increased 2.1%, 17.3% and 2.8%, respectively. Deposits increased 2.4% or $23.3 million from June 30, 1994 to 1995. This growth was primarily the result of a $18.2 million increase in savings, Now and Money Market Deposit accounts, and a $3.5 million increase in demand deposits.

Capital Resources

	Stockholders' equity increased from $90.5 million at year end to $103.8 million at June 30, 1995. Equity as a percent of total assets increased from 7.50% at year end 1994 to 8.65% at June 30, 1995. This increase was primarily the results of a $7.6 million reduction in the Security Valuation Allowance associated with the securities available for sale portfolio and $5.0 million of earnings retained by the Company. As the current risk based Capital regulations exclude unrealized gains and losses from the definition of Capital, Tier I and Total Risk Based Capital ratios increased to 12.64% and 13.90% from their year end levels of 11.77% and 13.03%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Recent Developments

	Effective January 1, 1995, the Company adopted, prospectively, Statement of Financial Accounting Standards (SFAS) NO. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." These standards require that loans be classified and accounted for as impaired loans when it is probable that the Company will be unable to collect all principal and interest due on a loan in accordance with the loan's original contractual terms or will collect them in a time frame which reduces the present value of the expected cash flows from the repayment of the loan. For purposes of applying the standards, impaired loans have been defined as all nonaccrual loans and commercial classified assets in excess of $250,000.

	Impaired loans are valued based on the fair value of the related collateral in the case of a collateral-dependent loan and, for all other impaired, loans, based on the present value of expected future cash flows, using the interest rate in effect at the time the loan became impaired. Impairment exists when the recorded investment in a loan exceeds the value of the loan measured using the above-mentioned techniques. Such impairment is recognized as a valuation reserve, which is included as a part of the Company's overall reserve for credit losses.

	The Company recognizes interest income on impaired loans consistent with its nonaccrual policy. When loans are placed on nonaccrual status, the related interest receivable is reversed against current period interest income. Interest payments received on nonaccrual loans are applied as a reduction of the principal. For loans not in nonaccrual status, the Company recognizes principal and interest, in accordance with the original contractual terms.

	Adoption of the standards did not have a material effect on the Corporation's financial position or results of operations and did not result in any additional provision for credit losses as of January 1, 1995.  At June 30,1995, loans for which impairment has been recognized in accordance with SFAS No. 114 totaled
$34.9 million, of which $30.2 million related to loans with no specific valuation reserve and $4.7 million related to loans with a specific valuation reserve of $1.8 million.

	During the second quarter of 1995, two directors departed from the Board of Directors. Robert C. Cody retired after 21 years of service and Daniel C. Lyons died while in office after also serving 21 years. Both individuals were Class II directors as a result the Board of Directors has option to fill their positions.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

					    NONE

ITEM 2.  CHANGES IN SECURITIES

					    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

	At the Company's annual meeting, held on April 25, 1995, four Class II directors - Allyn W. Coombs, James E. Griffin, Daniel C. Lyons and
Stephan A. Morse were re-elected to their positions as board members. Of the 4,614,916.7792 shares outstanding, 79.12% of shares were represented. Results were as follows:

           Director           Votes for	          	% Total Votes Cast

          	Allyn W. Coombs   	3,643,901.0284	                 	99.80%
	          James E. Griffin  	3,640,928.2284                  	99.72%
          	Daniel C. Lyons   	3,631,288.2284                 		99.45%
          	Stephan E. Morse  	3.643.948.2284                 		99.80%

ITEM 5.  OTHER INFORMATION

					     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

					     NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    					VERMONT FINANCIAL SERVICES CORP.


Dated  July 28, 1995             				/s/________________________________
				                                   	John D. Hashagen, Jr.

Dated 	July 28, 199	                	/s/________________________________
				                                   	Richard O. Madden