Form 10-Q
period 1995-09-30
VERMONT FINANCIAL SERVICES CORP
filed 1995-11-13
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                   			Washington, DC  20549

            		       ________________________

                   			       Form 10-Q

          		Quarterly Report Under Section 13 or 15(d)
		            of the Securities Exchange Act of 1934


		                   _________________________

  For the Quarterly Period Ended September 30, 1995, Commission Files
	                 		      Number 0-11012

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

        		       As of October 31, 1995  4,781,932



                 			 Part I. FINANCIAL INFORMATION
                   		VERMONT FINANCIAL SERVICES CORP.
                   		Condensed Statement of Condition
                  September 30, 1995 and December 31, 1994
	                   (in thousands,except per share data)
                               (unaudited)

                                  				       September 30,       December 31,
 ASSETS                                           1995               1994

 Cash and Due from Banks                      $   49,532         $     57,002
 Interest Bearing Balances with Banks                 39                  105
 Securities Available for Sale:
  U.S. Treasury and U.S. Government Agencies     132,499               99,815
  Mortgage Backed Securities                      56,891               50,668
  State and Municipal                             10,309                8,238
  Other                                           15,384               15,144
					                                          ---------             --------
	 Total Securities Available for Sale            215,083              173,865

  Federal Funds Sold                              12,000               16,000
  Loans:
   Commercial                                    195,704              207,299
   Commercial Real Estate                        203,689              211,218
   Residential Real Estate                       412,203              389,033
   Consumer                                      100,958              103,953
                                   					       ---------             --------
	 Total Loans                                    912,554              911,503
       Less:  Allowance for Loan Losses           15,861               16,236
					                                          ---------             --------
	 Net Loans                                      896,693              895,267
 Premises and Equipment                           20,659               21,298
 Real Estate Held for Investment                   1,311                1,272
 Other Real Estate Owned (OREO) - net of
  reserve of $230 in 1995 and $710 in 1994         3,435                4,487
 Goodwill and Other Intangibles                    2,848                3,136
 Other Assets                                     28,023               32,989
					                                          ---------            ---------
	 Total Assets                                $1,229,623           $1,205,421
					                                          =========            =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
  Demand                                      $  117,065         $    117,411
  Savings, NOW & Money Market Accounts           605,262              624,038
  Other Time:  Under $100,000                    261,123              243,488
	       Over  $100,000                            36,302               27,932
					                                          ---------            ---------
	Total Deposits                                1,019,752            1,012,869
 Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                  62,016               71,163
 Liabilities for Borrowed Money                   31,916               22,725
 Other Liabilities                                 8,884                8,207
					                                          ---------            ---------
	Total Liabilities                             1,122,568            1,114,964
 Stockholders' Equity
 Common Stock - $1 Par Value
    Authorized 20,000,000 shares
    Issued :            1995--4,877,917 shares
			1994--4,790,479 shares                          4,878                4,790
 Preferred Stock - $1 Par Value
    Authorized 5,000,000 shares
 Capital Surplus                                  49,361               48,715
 Undivided Profits                                56,631               48,615
 Security Valuation Allowance                     (1,845)              (9,604)
 Treasury Stock         1995--100,743 shares
			1994--105,260 shares                           (1,970)              (2,059)
                                         						---------            ---------
	 Total Stockholders' Equity                     107,055               90,457

  Total Liabilities and Stockholders' Equity  $1,229,623         $  1,205,421
				                                         		=========            =========


     Fully Diluted Tangible Book Value
	     per Share of Common Stock                   $21.54               $18.36

 Vermont Financial Services Corp.
 Condensed Statement of Income
 (in thousands,except per share data)

 (unaudited)
                                  							 Three Months Ended  Nine months Ended
							                                      September 30,      September 30,
						                                    	   1995    1994       1995   1994

 Interest Income
 Interest and Fees on Loans                $21,169  $18,813   $62,502  $53,367
 Interest on Securities Available for Sale:
    Taxable Interest Income                  2,902    2,747     8,203    7,776
    Tax Exempt Interest Income                 112      106       323      323
 Interest on Short Term Investments            357       86       587      156

	Total Interest Income                      24,540   21,752    71,615   61,622
 Interest Expense
 Interest on Deposits                        9,468    7,282    27,113   20,939
 Interest on Federal Funds Purchased,
    Borrowed Money and Securities Sold
    under Agreements to Repurchase           1,364    1,407     3,720    3,062
	Total Interest Expense                     10,832    8,689    30,833   24,001
	Net Interest Income                        13,708   13,063    40,782   37,621
 Less:  Provision for Loan Losses            1,000    1,000     3,000    3,000

    Interest Income After Provison
       for Loan Losses                      12,708   12,063    37,782   34,621

 Other Operating Income:
 Securities Gains                                3        3        79       56
 Trust Department Income                       811      721     2,353    2,166
 Service Charges on Deposit Accounts         1,432    1,348     4,222    4,075
 Serviced Mortgage Fees                        449      381     1,463    1,231
 Credit Card Merchant Income                   820      830     2,001    1,882
 Other Noninterest Income                      896    1,027     2,846    2,749
     Total Other Operating Income            4,411    4,310    12,964   12,159

 Other Operating Expense:
 Salaries and Wages                          4,444    4,427    13,063   13,332
 Pension and Other Employee Benefits         1,167      937     3,437    3,443
 Occupancy of Bank Premises, net               829      822     2,515    2,492
 Furniture and Equipment                     1,035      897     3,148    2,835
 Organizational Expenses                        20       51        20      551
 FDIC Assessment                               (69)     602     1,065    1,830
 OREO & Collection Expense/ Losses, net        414      447     1,716    1,845
 Other Noninterest Expense                   3,204    3,422     9,583    8,485
    Total Other Operating Expense           11,044   11,605    34,547   34,813

     Net Overhead                           (6,633)  (7,295)  (21,583) (22,654)

     Income Before Income Taxes              6,075    4,768    16,199   11,967
     Applicable Income Tax Expense           2,049    1,492     5,302    3,646

     Net Income                        $     4,026 $  3,276 $  10,897 $  8,321
							                                   ======== ========  ========  ========
 Earnings Per Common Share (Based on
	Average Number of Common Shares
	Outstanding for the Respective Period)
	Net Income- Primary and Fully Diluted  $     0.83 $  0.69 $    2.27 $   1.76



            			    VERMONT FINANCIAL SERVICES CORP.
 	                 	STATEMENTS OF CASH FLOW
				                     	(unaudited)

                                            				9 months ended September 30,
						                                               1995           1994
						                                              ------         ------
 OPERATING ACTIVITIES                                  (in thousands)

 Net Income                                     $   10,897    $    8,321
 Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for Loan Losses                         3,000         3,000
   Provision for depreciation                        2,393         2,034
   Amortization and accretion on securities            455           769
   Deferred income taxes                               768           629
   Security (gains)                                    (76)          (56)
   Proceeds from sale of loans                      25,410        75,106
   Loans originated for sale                       (23,967)      (66,496)
   Losses on OREO                                      565           583
   Decrease (increase) in interest receivable
     and other assets                                  512        (1,274)
  (Increase) decrease in real estate held
     for investment                                    (39)            9
   Increase (decrease) in interest payable
     and other liabilities                             677          (525)
					                                          	 ---------      ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES        20,595        22,100

 INVESTING ACTIVITIES
   Proceeds from sales of securities                16,549        27,127
   Proceeds from maturities of securities            5,371        37,575
   Purchases of securities                         (51,784)      (77,641)
   Proceeds from sales of OREO                       3,192         5,243
   Purchases of loans                               (1,441)            0
   Net (increase) in loans                          (7,133)      (65,376)
   Purchase of premises and equipment               (1,754)       (1,544)
					                                           	 ---------     ---------
  NET CASH USED BY INVESTING ACTIVITIES            (37,000)      (74,616)

  FINANCING ACTIVITIES
   Net increase in deposits                          6,883        46,300
   Net increase in short-term borrowings                44        12,692
   Issuance of common stock                            822           401
   Cash dividends                                   (2,880)       (1,648)
					                                           	 ---------     ---------
  NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                     4,869        57,745

 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  (11,536)        5,229
   Cash and cash equivalents at beginning
      of period                                      73,107        61,878
				                                           		 ---------      ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   61,571    $   67,107
					                                           	==========     ==========
 Non-monetary Transactions:
     Transfer of Loans to OREO for the periods ended September 30, 1995 and 1994 totaled $2,705 and $5,612, respectively.

ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	   For the Nine-Month Periods Ended September 30, 1995 and 1994

Overview

  The first nine months of 1995 resulted in net income of $10,897,000 or $2.27 per share, versus $8,321,000, or $1.76 per share in the same period of 1994. Income before taxes improved by $4,232,000 from 1994's first nine months, primarily due to a $3,943,000 increase in net revenue, a combination of net interest income plus other operating income, net of securities gains.

  The annualized return on average total assets was 1.22% versus 0.94% and the annualized return on average stockholders' equity was 14.76% versus 12.42% for the nine months of 1995 and 1994, respectively.

  In the opinion of Management, all adjustments which are necessary to the fair statement of the consolidated financial position of Vermont Financial Services Corp., the (Company), and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflect-ed and all such adjustments are of a normal recurring nature.

Results of Operations

  Net interest income of $40.8 million for the nine months ended September 30, 1995 represented a $3.2 million increase from the same period in 1994. The net interest margin was 4.99% in 1995, up from 4.70% a year earlier. The increase in net interest income was due to a 22 basis point increase in net interest spread and a $25.3 million increase in average earning assets versus a smaller $12.0 million increase in average financial resources.

  At September 30, 1995, the mortgage servicing portfolio totaled $421.3 million compared to $459.2 million at year end. This portfolio generates approximately $150,000 of servicing income on a monthly basis.

  Net overhead for the first nine months of 1995 decreased $1.1 million or 4.7%, over the same 1994 period. This was due to a $0.8 million improvement in other operating income, and a $0.3 million decrease in other operating expense.

  The majority of the increase in other operating income (net of securities gains) was due to increases in Trust Department income, service charges on de-posit accounts and serviced mortgage fees which were up $187,000, $147,000 and $232,000, respectively

  Other operating expenses decreased $266,000 during the period ended Septem-ber 30, 1995 as compared to the same period in 1994. Decreases in merger rela-ted expenses and FDIC insurance of $531,000 and $765,000, respectively, more than offset $1,098,000 increase in other noninterest expense. The decrease in FDIC insurance was due to a lowering of the insurance rate from 0.23% to 0.04% in the third quarter of 1995 which was applied effective June 1, 1995. The in-crease in other noninterest expense was primarily due to an unusual expense credit of $584,000 received in the second quarter of 1994 related to the receipt of life insurance proceeds.

Asset Quality

 Nonperforming assets (nonaccrual loans, restructured loans and OREO) were reduced from $21.3 million on December 31, 1994 to $16.5 million on Septem-ber 30, 1995 due to nonaccrual loans and OREO decreasing $3.8 million, and $1.1 million, respectively. As of September 30, 1995 nonperforming assets equaled 1.8% of total loans plus OREO, down from 2.3% at year end 1994. Loans 90 or more days past due and still accruing interest were $2.7 million at September 30, 1995, up from $1.4 million at December 31, 1994.

 The Allowance for Loan Losses was $15.9 million as of quarter end, equal to 1.7% of loans outstanding, 121.6% of nonperforming (nonaccrual and rest ructured) loans and 96.3% of total nonperforming assets. These compare to the year end 1994 levels of 1.8%, 96.7% and 76.3%. respectively.

  Effective January 1, 1995, the Company adopted, prospectively, Statement of Financial Accounting Standards (SPAS) NO. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." These standards re-quire that loans be classified and accounted for as impaired loans when it is probably that the Company will be unable to collect all principal and interest due on a loan in accordance with the loan's original contractual terms or will collect them in a time frame which reduces the present value of the expected cash flows from the repayment of the loan. For purposes of applying the stand-ards, impaired loans have been defined as all nonaccrual loans and commercial classified assets in excess of $250,000.

 Impaired loans are valued based on the fair value of the related collateral in the case of a collateral-dependent loan and, for all other impaired loans, based on the present value of expected future cash flows, using the interest rate in effect at the time the loan became impaired. Impairment exists when the recorded investment in a loan exceeds the value of the loan measured using the above-mentioned techniques. Such impairment is recognized as a valuation reserve, which is included as a part of the Company's overall reserve for credit losses. The Company recognizes interest income on impaired loans consis-tent with its nonaccrual policy. When loans are placed on nonaccrual status, the related interest receivable is reversed against current period interest income. Interest payments received on nonaccrual status are applied as a re-duction of the principal. For loans not in nonaccrual status, the Company rec-ognizes principal and interest, in accordance with the original contractual terms.

 Adoption of the standards did not have a material effect on the Company's fin-ancial position or results of operations and did not result in any additional provision for credit losses as of January 1, 1995. At September 30, 1995, loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $35.4 million, of which $33.8 million related to loans with no specific valuation reserve and $1.6 million related to loans with a specific valuation reserve of $1.4 million.

Financial Condition

   Loans

 Total loans at September 30, 1995 were $912.6 million, up $1.1 million from the December 31, 1994 balance. Decreases in commercial, commercial real estate and consumer loans of $11.6 million, $7.5 million and $3.0 million, respectively, were more than offset by a $23.2 million increase in resident-ial real estate loans.

   Securities Available for Sale

 The amortized cost of securities available for sale increased $29.4 million. This increase is primarily due to a $8.9 million increase in U.S. Treasury securities and a $15.9 million increase in U.S. Government Agency securities. These increases were supplemented by increases in Mortgage Backed, State and Municipal and Other securities of $2.8 million, $0.8 million, and $1.2 million, respectively. Signs of a slowing economy and a resulting decrease in interest rates caused a reduction in the unrealized loss of $14.6 million at year end 1994 to $2.8 million at September 30, 1995.

   Deposits

 At September 30, 1995, total deposits were $1,019.8, an increase of $6.9 mill-ion, or 0.7% from the December 31, 1994 level. Demand deposits decreased $0.3 million during this period due while Savings, Now and Money Market Accounts decreased $18.8 million. Other time deposits (CDs) increased by $26.0 million, with a $8.4 million increase in CDs over $100,000 and a $17.6 million in-crease in CD's under $100,000.

   Capital Resources

 Stockholder's Equity increased from $90.5 million at year end to $107.1 mill-ion at September 30, 1995. Equity as a percent of total assets increased from 7.50% at year end 1994 to 8.71% at september 30, 1995. This increase was a result of a $7.8 million reduction in the Security Valuation Allowance assoc-iated with the securities available for sale portfolio and $8.0 million of earnings retained by the Company. As current risk based capital regulations exclude unrealized gains and losses from the defenition of Capital, Tier 1 and Total Risk Based Capital ratios increased to 13.03% and 14.29% from their year end levels of 11.77% and 13.03%, respectively. The above ratios are in excess of all regulatory limits and place the Company in the the "well capital-ized" regulatory classification.


    Recent Developments

 During the third quarter of 1995, Philip Drumheller of Shelburne, Vermont, was elected to the Board of Directors of Vermont Financial Services Corp. and Vermont National Bank. Mr. Drumheller is President and Chief Executive Officer of The Lane Press, Inc., a successful printing company in Vermont's Chittenden County.

 The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Serv-icing Rights", which amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities" and applies to fiscal years beginning after December 15, 1995. SFAS No. 122 requires a mortgage banking enterprise to recognize as separate assets rights to service mortgage loans for others however those rights are acquired, either by acquisition or origination. The Company plans to adopt this statement effective January 1, 1996 with an esti-mated positive income statement effect equal to 1.25% of total loans sold.

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



					VERMONT FINANCIAL SERVICES CORP.

                                    				   /s/  John D. Hashagen, Jr.
Dated November 8, 1995            ________________________________________
				                                           	John D. Hashagen, Jr.


                                    				  /s/   Richard O. Madden
Dated November 8, 1995              ______________________________________
				                                           	Richard O. Madden