Form 10-K
period 1995-12-31
VERMONT FINANCIAL SERVICES CORP
filed 1996-03-26
CIK 706116

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-K

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 1995

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to the Form 10-K. [X]

            As of March 1, 1996, 4,789,770 shares of Registrant's Common Stock were outstanding, and the aggregate market value of the shares of such Common Stock held by non-affiliates (based upon the closing sale price on the NASDAQ National Market System over-the-counter market) was approximately $155,667,525.

                          DOCUMENTS INCORPORATED BY REFERENCE:

                                       None

         - The index for exhibits is on Page 65.

                        CAUTIONARY STATEMENT FOR PURPOSES OF THE
                     PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

            The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.
      This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on be-half of the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiaries must comply, the cost of such compliance and the potentially material adverse effects if the Company or any of its banking subsidiaries were not in substantial compliance either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopt-ed by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compen-sation and benefit plans; (iii) the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other out-of-state banking organizations as well as nonbank pro-viders of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the bus-iness cycle and downturns in the local, regional or national economies.

                            VERMONT FINANCIAL SERVICES CORP.
                                 BRATTLEBORO, VERMONT

                                       PART I

      Item 1 - Business

            Vermont Financial Services Corp. (VFSC), a Delaware corporation organized in 1990, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and its main office is located in Brattleboro, Vermont. Assets of VFSC were $1,247 million at December 31, 1995. VFSC owns 100 percent of the stock of Vermont National Bank
      (VNB) and United Bank (UB). VFSC has no other active subsidiaries and engages in no activities other than holding the stock of VNB and UB
      (the Banks).

      Vermont National Bank
            VNB, a national banking association, is the successor to the original Bank of Brattleborough, which was chartered in 1821. VNB is the second largest bank in the State of Vermont with total deposits of $822 million and total assets of $1,002 million at December 31, 1995. VNB conducts business through 31 offices located in seven of Vermont's 14 counties, including the cities of Brattleboro, Burlington, Rutland and Montpelier. The offices of VNB are in good physical condition with modern equipment and facilities adequate to meeting the banking needs of customers in the communities served.

            VNB offers a wide range of personal and commercial banking ser-vices, including the acceptance of demand, savings, and time deposits; making and servicing secured and unsecured loans; issuing letters of credit; and offering fee based services. In addition, VNB offers a wide range of trust and trust related services, including services as executor, trustee, administrator, custodian and guardian. VNB lending services include making real estate, commercial, industrial, agri-cultural and consumer loans. VNB also offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. VNB provides financial and investment counseling to municipalities and school districts within its service area and also provides central depository, lending payroll and other banking services for such customers. VNB also provides safe deposit facilities, Master Card and Visa credit card services. Over ninety percent of VNB's loans are made to individuals and business which are located in or have properties in Vermont. VNB owns and operates 28 automated teller machines (ATMs) at its branch locations and 7 ATMs in other locations. In addition, VNB is a member of the Plus, NYCE, and VISA networks and has access to the Honor, Cirrus, Discover, American Express and Master Card networks.

            According to the State Department of Banking, Insurance and Securities, as of December 31, 1994, 5 state-chartered savings banks, 12 state-chartered commercial banks and 9 national banks are located and do business in the State of Vermont, the area in which VNB conducts its business. As of such date, VNB had 13.0%, 12.9% and 13.1% of the total assets, loans and deposits, respectively, of these 26 banking institutions.

      United Bank
            UB is a Massachusetts chartered stock savings bank originally incorporated in 1855 as the Shelburne Falls Five Cent Savings Bank, which subsequently changed its name to the Shelburne Falls Savings Bank. In 1975, the Shelburne Falls Savings Bank merged with the Conway Savings Bank under the name of United Savings Bank (USB). In 1978, USB merged with the Haydenville Savings Bank. USB centralized its operations in Greenfield in 1981. In April, 1988, USB purchased the deposits, real estate, furniture and equipment of four (4) branch offices of First National Bank of Boston located in Shelburne Falls, Greenfield (2) and South Deerfield, all in Franklin County, Massachusetts. The deposits of these four offices totalled $40.4 million. In 1995 United Savings Bank changed its name to United Bank. UB maintains full service banking offices in Greenfield (2), Conway, Hatfield, Haydenville, Shelburne Falls and South Deerfield. UB's market area is centered in Franklin County which abuts the southern borders of both Vermont and New Hampshire. At December 31, 1995 UB had total assets of $241 million, total loans of $209 million and total deposits of $212 million.

            UB is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first liens on residential real estate. UB also makes mortgage loans on commercial real estate and originates consumer loans, most of which are collater-alized. UB maintains a portion of its assets in federal government and agency obligations, various types of corporate securities and other authorized investments. UB provides traditional deposit services as well as money market deposit instruments, demand deposits and NOW accounts. In addition, UB offers a wide range of trust and trust related services, including services as executor, trustee, admini-strator, custodian and guardian. UB has installed a proprietary system of "Money Mover24" ATMs in all its branch offices; the ATMs are part of the Cirrus system, which operates nationally, and the NYCE network with members throughout New England.

            UB has a wholly-owned subsidiary, Hayburne, Inc., which is in-corporated in the Commonwealth of Massachusetts. Hayburne, Inc., owns the "Hayburne Building", a 26,000 square foot office building located at 55 Federal Street, Greenfield, Massachusetts, in which office space is leased to various tenants.

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

            VFSC and its subsidiaries, on December 31, 1995, employed approxi-mately 593 persons. They enjoy good relations with their employees. A variety of employee benefits are available to officers and employees, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan and an incentive savings and profit sharing plan.

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

      Regulation of VFSC

            General. As a bank holding company, VFSC is subject to super-vision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, bank holding companies generally may not acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. VFSC's activities are limited generally to the business of banking and activities determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has authority to issue cease and desist orders and assess civil money penalties against bank holding companies and their non-bank subsidiaries, officers, directors and other institution-affiliated parties and to remove officers, direc-tors and other institution-affiliated parties to terminate or prevent unsafe or unsound banking practices or violations of laws or regulations.

            Dividends. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment would be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality, and overall financial condition. VFSC's ability to pay dividends is dependent upon the flow of dividend income to it from VNB and UB, which may be affected or limited by regulatory restrictions imposed by federal or state bank regulatory agencies. At December 31, 1995 the Banks had available approximately $30.5 million for payment of dividends to VFSC under regulatory guidelines. VFSC has a policy to pay out over time 30% - 35% of net income to shareholders in the form of cash dividends. Earnings for prior years as well as pro-spective earnings are analyzed to determine compliance with this policy. Dividend payout rates for any one year may vary from this long term pay-out policy based on these analyses and projections of future earnings and future capital needs. For the three-year period ended December 31, 1995, an aggregate of $1.65 per share of dividends were declared. Earnings per share for the same period were $7.15.

            Certain Transactions by Bank Holding Companies with Their Affiliates. There are various legal restrictions on the extent to which bank holding companies and their non-bank subsidiaries can borrow, obtain credit from or otherwise engage in "covered transactions" with their insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution sub-sidiary (and its subsidiaries) with its non-depository institution affiliates are limited to the following amounts: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institutions and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution;
      (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institutions and its subsidiaries cannot exceed 20% of the stock and surplus of the insured depository institution.
      "Covered transactions" are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

            Under the Federal Deposit Insurance Act, as amended ("FDI ACT"), an FDIC-insured depository institution, such as VNB or UB can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the "default" of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled deposit-ory institution in "danger of default". For these purposes, the term "default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the exist-ence of certain conditions indicating that a default is likely to occur without Federal regulatory assistance.

      Regulation of VNB and UB

            General. As a national bank, VNB is subject to supervision of and regulation by the Office of the Comptroller of the Currency (the "OCC"). UB is a stock-owned Massachusetts-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) and the Depositors Insurance Fund (DIF). Accordingly, UB is subject to exam-ination, regulation and supervision by both the FDIC and the Massachu-setts Commissioner of Banks. The Banks are also members of the Federal Home Loan Bank of Boston.

            Examinations and Supervision. As a Massachusetts-chartered savings bank UB is regulated and supervised by the Massachusetts Commissioner of Banks. The Commissioner is required to examine each state-chartered bank at least once every two years. The Commissioner's approval is required for establishing or closing branches, for merging with other banks and other activities.

            Any Massachusetts-chartered savings bank that does not operate in accordance with the Commissioner's regulations, policies and directives may be subject to sanctions for non-compliance. The Commissioner may, under certain circumstances, suspend or remove directors or officers who have violated the law, conducted the Bank's business in a manner which is unsafe, unsound or contrary to the depositor's interests, or have been negligent in the performance of their duties.

            Massachusetts-chartered savings banks can exercise powers substan-tially equivalent to those of state-chartered commercial banks. A wide variety of mortgage loans, including fixed and variable-rate, renegotiable-rate and graduated payment loans, and construction, condominium and cooperative loans, may be made on the security of real estate located in Massachusetts, or another New England state or New York if the Bank has an office in such state or under certain other circumstances. Certain mortgage loans may be made on the security of improved or unimproved real estate located throughout the United States.

            Commercial and consumer loans may be made, with or without security, without geographic limitation. No percentage of assets limitation exists with respect to the aggregate amount of commercial loans that a Massachusetts savings bank may have outstanding; however, as a stock-owned savings bank, loans to one borrower generally will be limited to 20% of the Bank's stockholders' equity.

            Investments in debt securities may be made without geographic limitation, subject to the limitations on loans to one borrower. Investments in equity securities are prohibited to state banks under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") unless certain "grandfather" provisions of the statute are satisfied or the FDIC otherwise permits such investments (see Recent Federal Banking Legislation). In addition, Massachusetts-chartered savings banks may invest in the capital stock of other banks and bank holding companies,
      subject to the limitations of FDICIA and the Federal and      Massachu-
      setts bank holding company statutes.

            Subject to applicable regulations and required approvals, Mass-achusetts savings banks may also engage in leasing activities, act as trustee or custodian for tax-qualified retirement plans, establish a trust department, and establish mortgage banking companies and discount brokerage operations. Subject to certain limits, a Massachusetts chartered savings bank may also invest an amount up to 5% of its deposits in investments not otherwise legally permitted a savings bank, and up to 2% in any one such investment, provided that amounts in excess of 3% of deposits must be invested in companies organized for the purpose of acquiring, constructing, rehabilitating, leasing, financing and disposing of housing. This "leeway" authority cannot be used to alter statutory limits on the aggregate amounts that can be invested in any specific class of investment or to otherwise make investments prohibited under FDICIA. See "Recent Banking Legislation".

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

            The enforcement authority of the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations governing its business. In addition, under federal banking legislation, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements.

            The FDIC has authority to prevent VNB or UB from paying dividends if such payment would constitute an unsafe or unsound banking practice or reduce their capital below safe and sound levels. In addition, federal legislation prohibits FDIC-insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements.

            Affiliate Transactions. The Banks are subject to restrictions imposed by federal law on extensions of credit to, purchases from, and certain other transactions with, affiliates, and on investments in stock or other securities issued by affiliates. Such restrictions prevent the Banks from making loans to affiliates unless the loans are secured by collateral in specified amounts and have terms at least as favorable to the Banks as the terms of comparable transactions between the Banks and non-affiliates. Further, federal laws significantly restrict exten-sions of credit by the Banks to their directors, executive officers and principal stockholders and related interests of such persons.

            Deposit Insurance. The Banks' deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC to the legal maximum of $100,000 for each insured depositor. The Federal Deposit Insurance Act provides that the FDIC shall set deposit insurance assessment rates on a semi-annual basis at a level sufficient to increase the ratio of BIF reserves to BIF-insured deposits to at least 1.25% over a 15-year period commencing in 1991. The FDIC established a framework of risk-based insurance assessments to accomplish this increase. See "Recent Banking Legislation-Risk-Based Deposit Insurance Assessments" below. The BIF insurance assessments may be increased further in the future if necessary to restore and maintain BIF reserves. However, the BIF reserve reached its 1.25% goal in 1995 at which time BIF assessments were decreased. The Banks' assessment rates were reduced to $2,000 per year effective January 1, 1996.

            Federal Reserve Board Policies. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Federal Reserve Board Policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System's open-market operations in United States government securities, regula-tion of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements applicable to bank deposit account balances.

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

            Federal Home Loan Bank System. The Banks are members of the Federal Home Loan Bank of Boston, one of 12 regional Federal Home Loan Banks ("FHL Banks"), each subject to Federal Housing Finance Board ("FHFB") supervision and regulation. The FHL Banks provide a central credit facility for member-insured institutions. As a member of the FHLB of Boston, the Banks are required to own shares of capital stock in the bank in a amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHL Bank, whichever is greater. The Banks are in compliance with this requirement with an investment in FHLB stock at December 31, 1995 of $7.5 million. The maximum amount which the FHLB of Boston will advance for purposes other than meeting withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB and the FHLB of Boston, and the maximum amount is reduced by borrowings from any other source except debentures with more than one year to maturity and/or debentures covered by a sinking fund.

     Capital Requirements

            General. The FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by bank holding companies. If a banking organiza-tion's capital levels fall below the minimum requirements established by such guidelines, a bank or bank holding company will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal legislation requires federal bank regulators to take "prompt corrective action" with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions.

           Leverage Capital Ratio. The regulations of the FDIC require FDIC-insured banks to maintain a minimum "Leverage Capital Ratio" or "Tier 1 Capital" (as defined in the Risk-Based Capital Guidelines discussed in the following paragraphs) to total assets of 3.0%. The regulations of the FDIC state that only banks with the highest federal bank regulatory examination rating and that are not experiencing or anticipating significant growth will be permitted to maintain a leverage capital ratio of only 3.0%. All other banks are required to maintain an additional margin of capital, equal to at least 1% to 2% of total assets, above the minimum ratio. The Federal Reserve Board's guidelines impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis.

           Risk-Based Capital Requirements. The regulations of the FDIC also require FDIC-insured banks to maintain minimum capital levels measured as a percentage of such banks' risk-adjusted assets. A bank's capital for this purpose may include two components - "Core" (Tier 1) Capital and "Supplementary" (Tier 2) Capital. Core Capital consists primarily of common stockholders' equity, which generally includes common stock, related surplus and retained earnings, certain non-cumulative perpetual preferred stock and excludes all tangible assets. Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years for issuance and related surplus, certain forms of perpetual debt and mandatory convert-ible securities, and certain forms of subordinated debt and inter-mediate-term preferred stock.

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

            Current risk-based capital regulations require all banks to maintain a minimum ratio of Total Capital to Risk-Adjusted Assets of 8.0%, of which at least one-half (4.0%) must be Core (Tier 1) Capital. For the purpose of calculating these ratios:
     (i) a banking organization's Supplementary Capital eligible for inclusion in Total Capital is limited to no more than 100% of Core Capital; and
     (ii) the aggregate amount of certain types of Supplementary Capital eligible for inclusion in Total Capital is further limited. The regula-tions limit the portion of the allowance for loan losses eligible for inclusion in Total Capital to 1.25% of Risk-Adjusted Assets. The Federal Reserve Board has established substantially identical risk-based capital requirements to be applied to bank holding companies on a consolidated basis.

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

           A bank having less than the minimum Tier 1 leverage capital ratio must, within 60 days of the date as of which it fails to comply with such requirements, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank that fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, which could subject the bank to a cease-and-desist order from the FDIC. The capital regulations also provide that any insured depository institution with a Tier 1 leverage capital ratio that is less than 2% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. Such an institution, however, will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier 1 leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank to restore its capital to the minimum leverage capital require-ment within a specified time period. Such a directive is enforceable in the same manner as a final cease-and-desist order.

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

           Each federal banking agency is also required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regula-tions to implement the system of prompt corrective action. Under the regulations, a bank is deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, a Tier 1 leverage capital ratio of 5% or more and is not subject to any written agreement, order, capital directive, or corrective action directive, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapital-ized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

           At December 31, 1995, VFSC's consolidated Total and Tier 1 risk-based capital ratios were 14.70% and 13.44%, respectively. These ratios exceeded applicable regulatory requirements. VFSC, VNB and UB are all considered "well capitalized" by their respective regulators.

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

           The new law applies deposit "concentration limits" to interstate acquisition and merger transactions. Specifically, a banking institution may not receive federal approval for interstate expansion if it and its affiliates would control (i) more than 10% of the deposits held by all insured depository institutions in the United States, or (ii) 30% or more of the deposits of all insured depository institutions in any state in which the banks or branches involved in the transactions (or any affil-iated depository institution) overlap. States may, by statute, regula-tion or order, raise or lower the 30% limit. In addition, the new law preempts certain existing state law restrictions on interstate banking (such as regional compacts and reciprocity requirements), effective one year after enactment. However, in order to receive federal approval for an interstate merger or de novo branching transaction, an applicant still also must comply with any non-discriminatory host state filing and other requirements.

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

     Item 2 - Properties

           The principal offices of the Company and VNB are located at 100 Main Street in Brattleboro, Vermont. VNB operates 30 other locations throughout Vermont in the Counties of Chittenden, Washington, Rutland, Bennington, Franklin, Windsor, Orange and Windham. Eight offices are located in Windham County - The Main Office and two branches in Brattleboro, and offices in Bellows Falls, Jamaica, Newfane, West Dover and Wilmington. An office is operated in Bennington County in the Town of Bennington, and five offices operate in Chittenden County in the City of Burlington, South Burlington, Essex Junction, Williston and Winooski. VNB has six offices in Windsor County in the Towns of Chester, Ludlow, Springfield, White River Junction, Windsor and Woodstock. Four facilities are located in Rutland County, three in Rutland and one in Fair Haven. Five offices are located in Washington County, one each located on State Street and Main Street in Montpelier, the Berlin Shop-ping Mall, Northfield and Barre. One office is operated in Franklin County in the town of St. Albans and one office is located in Orange County in the town of Williamstown. Of these offices, eighteen are owned by VNB, ten are leased directly from independent parties as lessors, and two buildings are owned by VNB, but are situated on leased land. VNB also owns and occupies a building in Brattleboro which it uses for its operational functions. The following table sets forth the location of UB's offices and other related information as of December 31, 1995. Each office listed is equipped with an ATM facility, all of which are owned by UB.

     Main Office                    Route 116, Parsons Road            Owned
                                    Conway, MA 01341

     Administrative headquarters    45 Federal Street                  Owned
     office, Operations Center      Greenfield, MA 01301
     Branch Office

     Branch Office                   90 Bridge Street                  Owned
                                     Shelburne Falls, MA 01370

     Branch Office                   22 West Street                    Leased
                                     Hatfield, MA 01038

     Branch Office                   Route 9                            Owned
                                     Haydenville, MA 01039

     Branch Office                   280 Mohawk Trail                  Leased
                                     Greenfield, MA 01301

     Branch Office                    134 Elm Street                    Owned
                                      South Deerfield, MA 01373

           Except as noted in "Item 1 - Business, United Bank", the Company and Banks do not own any other real estate, except real estate that may be held temporarily following a foreclosure in connection with loan business. See Notes 6 and 11 to the Consolidated Financial Statements for information as to amounts at which bank premises are carried, and as to commitments for lease obligations.

     Item 3 - Legal Proceedings

           VFSC is a party to litigation arising in the ordinary course of its business.

           Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on VFSC's consolidated financial condition or results of opera-tions, including quarterly earnings.
     Item 4 - Submission of Matters to a Vote of Security Holders

           No matter was submitted during the fourth quarter to a vote of security holders.

                                     PART II

     Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

           As of March 1, 1996, VFSC Common Stock consisted of 20,000,000 authorized shares, $1.00 par value per share, of which 4,789,770 were issued and outstanding (exclusive of treasury shares). VFSC Common Stock is traded on NASDAQ-NMS. The transfer agent and registrar for VFSC Common Stock is VNB.

           Presented below is the range of market prices paid on Common Stock of Vermont Financial Services Corp. for each quarter in 1995 and 1994.

          Year          Quarter    High        Low         Declared
          1995          4th        $35         $29-1/2     $.25
                        3rd         30-7/8      26          .22
                        2nd         27-1/4      21-3/4      .20
                        1st         23-1/2      20-3/4      .20
          1994          4th         22-1/4      19-3/4      .17
                        3rd         24-1/4      19          .15
                        2nd         20          16-1/2      .12
                        1st         19-1/4      16-1/4      .10

           Per the Bank's stockholder reports, the approximate number of stockholders as of January 29, 1996 was 2,500.

    Item 6 - Selected Consolidated Financial Data

           The following table sets forth selected data regarding the Company's operating results and financial position. This data should be read in conjunction with Management's Discussion and Analysis and the Consolidated Financial Statements and Notes thereto. The results of operations, per share data and the total cash dividends, allowance for loan losses and nonperforming assets ratios as of and for the five years ended December 31, 1995 are derived from the financial statements of the Company. The financial condition and operations of the Company in all material respects reflect the operations of its two Bank subsidiaries Vermont National Bank of Brattleboro, Vermont and United Bank of Greenfield, Massachusetts.

                                          Year Ended December 31,
                             1995       1994       1993        1992        1991
                             (Dollars in thousands, except per share data)
Results of Operations:
Interest income                $96,457    $84,391    $82,142     $88,265     $102,012
Interest expense                41,969     33,293     31,361      41,164       57,869
Net interest income             54,488     51,098     50,781      47,101       44,143
Provision for loan losses        3,900      4,000      5,053       9,430       15,748
Net interest income after
   provision for loan losses     50,588     47,098     45,728      37,671       28,395
Other operating income           17,549     16,692     17,348      15,223      14,365
Other operating expense          45,999     46,763     52,459      45,384      41,331
Income before income taxes
 and accounting change           22,138     17,027     10,617       7,510       1,429
Applicable income tax expense     7,241      5,159      3,386       2,436         539
Net income                      $14,897    $11,868     $7,231      $5,074        $890
                                 ======     ======     ======      ======        ====     Balance Sheet Data At Year End:
Total assets                 $1,246,669 $1,205,421 $1,158,101  $1,124,578  $1,102,034
Loans, net of unearned income   893,470    911,503     872,441     856,768    815,690
Securities available for sale   249,682    173,865     184,400     149,487    179,121
Total deposits                1,033,957  1,012,869     967,582     941,882  1,005,338
Stockholders' equity            111,833     90,457      91,027      83,484     78,770
Per Share Data:
Net income, primary
             and fully diluted    $3.10      $2.51       $1.54       $1.08      $0.19
Total cash dividends declared      0.87       0.54        0.24        0.13       0.19
Tangible book value at period end,
Fully diluted (1)                 22.47      18.36       18.61       17.00      16.05
Average primary
 shares outstanding           4,807,553  4,735,480   4,710,228   4,686,116  4,626,064
Selected Financial Ratios:
Return on average
 total assets (2)                  1.23%      1.00%       0.64%       0.46%      0.08%
Return on average
 stockholders' equity(3)          14.69%      13.23%       8.36%       6.31%     1.16%
Net interest margin (4)            4.92%       4.74%       4.97%       4.72%     4.54%
Cash dividends per share as a
 percentage of earnings per share    28          22          16          12       100
Average stockholders' equity to
 average assets                    8.69        7.97        7.67        7.32      7.11
Core (leverage) capital ratio at period
 end (5)                           8.77        7.26        7.59        7.11      6.79
Total risk-based capital ratio at
 period end (6)                   14.67       13.03       12.06       11.11     10.80
Allowance for loan losses to period
 end loans, net of unearned income 1.65        1.78        2.04        2.46      2.34
Nonperforming assets to period end
 loans plus other real
 estate owned (7)                  1.67        2.32        3.64        5.71      5.97
Net charge-offs to
 average net loans                 0.59        0.62        0.95        0.90      1.30

(1)Equal to stockholders' equity less intangibles divided by fully diluted end of period shares outstanding.
(2)Based on average total assets after adjustment for securities available for sale.
(3)Based on average total equity after adjustment for securities available for sale.
(4)Net interest income stated on a fully taxable equivalent basis divided by average earning assets.
(5)Equal to stockholders' equity less intangibles divided by total assets less intangibles.
(6)Equal to stockholders' equity less intangibles plus the allowable portion of the allowance for loan losses divided by total risk weighted assets.
(7)Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned.

     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     For the years ended December 31, 1995, 1994 and 1993.

     Overview

           Net income for 1995 was $14.9 million, up from the $11.9 million and $7.2 million earned in 1994 and 1993, respectively. Return on average assets was 1.23% in 1995, 1.00% in 1994 and 0.64% in 1993.
     Return on average stockholders' equity was 14.69% in 1995, 13.23% in 1994 and 8.36% in 1993.

           On a primary and fully diluted per share basis, net income was $3.10, $2.51, and $1.54 in 1995, 1994 and 1993, respectively.

     Results of Operations

     Net Interest Income

           The following table presents the major categories of earning assets and interest-bearing liabilities with their corresponding average balances, related interest income or expense and resulting yields and rates on a fully taxable equivalent basis for the years indicated.

                                    1995                       1994                         1993
                                   Interest    Rate           Interest    Rate           Interest    Rate
                           Average  Income/   Earned/ Average  Income/   Earned/ Average  Income/   Earned/
                           Balance Expense(1) Paid(1) Balance Expense(1) Paid(1) Balance Expense(1) Paid(1)
                                                     (Dollars in thousands)
     ASSETS
     Earning assets:
       Loans, net of unearned
         income (2)          $  910,799  $84,431   9.27% $  894,001   $73,929  8.27% $  869,563   $72,356  8.32%
       Taxable
         securities (3)         190,764   11,441   6.00     191,425    10,479  5.47     154,238     9,738  6.31
       Tax exempt
         securities (3)          10,289      752   7.31       9,796       798  8.15       7,603       632  8.31
       Federal funds sold and
         securities purchased
         under agreements to
         resell                  16,684    1,029   6.17       5,332       270  5.06       4,838       146  3.02
       Interest-bearing bank
         deposits                    61        3   4.92         106         4  3.77         203         9  4.43
         Total earning assets 1,128,597   97,656   8.65   1,100,660    85,480  7.77   1,036,445    82,881  8.00
     Noninterest-earning assets:
       Cash and due from banks   43,707                     44,590                     43,225
       Premises and equipment,
         net                     23,517                     23,084                     22,481
       Other assets (3)          32,359                     35,761                     44,371
       Allowance for loan
         losses                 (15,834)                   (16,574)                   (18,483)
         Total assets (3)    $1,212,346                 $1,187,521                 $1,128,039
                              =========                  =========                 ==========

                                      1995                       1994                      1993
                                    Interest    Rate           Interest    Rate           Interest    Rate
                            Average  Income/   Earned/ Average  Income/   Earned/ Average  Income/   Earned/
                            Balance Expense(1) Paid(1) Balance Expense(1) Paid(1) Balance Expense(1) Paid(1)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Interest-bearing liabilities:
       Savings and transactional
         deposits            $  607,202   21,497  3.54 $  589,244   17,183   2.92 $  537,204  14,656  2.73
       Certificates of deposit:
         --$100,000 or more      33,538    1,766  5.27     29,339    1,123   3.83     38,051     1,669  4.39
         --Under $100,000       252,920   13,682  5.41    255,661   10,731   4.20    269,198    11,916  4.43
       Federal funds purchased
         and securities sold
         under agreements to
         repurchase              67,896    3,317  4.88     77,606    2,924   3.77     66,800     2,335  3.50
       Other borrowed funds      27,138    1,707  6.33     26,605    1,332   5.01     21,486       785  3.65
         Total interest-bearing
           liabilities          988,694   41,969  4.24    978,455   33,293   3.40    932,739    31,361  3.36
     Noninterest-bearing
       liabilities:
       Demand deposits          109,631                   107,301                    100,903
       Other liabilities          8,605                     7,139                      7,897
         Total liabilities    1,106,930                 1,092,895                  1,041,539
       Stockholders' equity(3)  105,416                    94,626                     86,500
         Total liabilities
           and stockholders
           equity (3)        $1,212,346                $1,187,521                 $1,128,039
                              =========                 =========                 ==========
       Net interest income               $55,687                   $52,187                     $51,520
                                          ======                    ======                      ======
     Net interest spread(4)                      4.41%                       4.37%                      4.64%
                                                 ====                        ====                       ====
     Net Interest margin                         4.92%                       4.74%                      4.97%
                                                 ====                        ====                       ====

     (1) Includes a fully taxable equivalent adjustment based on a 35% federal income tax rate in 1995, 34% for 1994 and 1993.
     (2) Nonaccrual loans are included in average balances.
     (3) Taxable and tax-exempt securities are recorded at amortized cost.
     (4) The difference between the rate earned on total earning assets and the rate paid on total interest-bearing liabilities.

           Net interest income increased $3.4 million or 6.6% to $54.5 million in 1995 from $51.1 million in 1994. This compared to a $0.3 million or 0.6% increase in 1994 from 1993. On a fully taxable equivalent basis, net interest income increased $3.5 million, or 6.7%, from 1994 to 1995 and $0.7 million, or 1.3%, from 1993 to 1994. The increase in 1995 was almost equally attributable to favorable changes in levels of earning assets and interest rates. In 1994, changes in interest rates reduced net interest income by $2.5 million. This was more than offset by the impact of a $64 million increase in earning assets. Management anti-cipates that the Company's net interest margin will shrink somewhat in 1996, but that net interest income will still increase, although at a slower pace than in 1995.

           Average earning assets increased slowly over the last two years with 2.5% and 6.2% growth rates in 1995 and 1994, respectively. The 1995 growth came from a $16.8 million, or 1.9%, increase in loans and an $11.4 million, or 213%, increase in federal funds sold and securities purchased under agreements to resell. The growth in loans was primarily in the residential real estate area.

           Average interest-bearing liabilities increased $10.2 million, or 1.0%, in 1995 following a $45.7 million, or 4.9%, growth in 1994. Over the two-year period, average core interest-bearing deposits (savings and transactional deposits and certificates of deposit under $100,000) increased by $53.7 million. Non-core interest-bearing liabilities were increased by $2.2 million over the same period.

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

                                                     1995 vs. 1994                      1994 vs. 1993
                                               Net                                Net
                                             Increase     Due to Changes in     Increase      Due to Changes in
                                            (Decrease)   Volume(1)    Rate(1)  (Decrease)    Volume(1)    Rate(1)
       INTEREST INCOME:
       Loans(2)                                $10,502      $1,412       $9,090      $1,573     $2,012     $ (439)
       Taxable securities                          962         (37)         999         741      2,147     (1,406)
       Tax exempt securities                       (46)         39          (85)        166        178        (12)
       Federal funds sold and securities
         purchased under agreements to resell      759         688           71         124         16        108
       Interest-bearing bank
                deposits                            (1)         (2)           1          (5)        (4)        (1)
           Total interest income                12,176       2,100       10,076       2,599      4,349     (1,750)
     INTEREST EXPENSE:
       Savings and transactional deposits        4,315         542        3,773       2,527      1,470      1,057
       Certificates of deposit:
         --$100,000 or more                        643         177          466        (546)      (351)      (195)
         --Under $100,000                        2,951        (116)       3,067      (1,185)      (583)      (602)
       Federal funds purchased and securities
         sold under agreements to repurchase       392        (397)         789         589        399        190
       Other borrowed funds                        375          26          349         547        214        333
          Total interest expense                 8,676         232        8,444       1,932      1,149        783
       Change in net interest income            $3,500      $1,868       $1,632      $  667     $3,200    $(2,533)
                                                 =====       =====        =====       =====      =====     =======

     (1) The effect of changes due to both volume and rate have been allocated to the change in volume and change in rate categories in proportion to the relationship of the absolute dollar amounts of the change in each category.
     (2) Includes nonaccrual loans.

     Provision for Loan Losses

           The provision for loan losses charged to operating expense is based upon management's judgment of the amount necessary to maintain the allow-ance for loan losses at a level adequate to absorb possible losses. The factors evaluated include, but are not limited to: the size, composition, growth and quality of the loan portfolio, specific and potential problem loans, current economic conditions and their effect on a borrower's performance in relation to contract terms, historical loss experience by loan type and loan collectibility.

           The provision for loan losses in 1995 was $3.9 million compared to $4.0 million in 1994 and $5.1 million in 1993. Net loans charged off were $5.4 million, $5.6 million and $8.3 million for the respective years. The provision was reduced $0.1 million in 1995 and $1.1 million in 1994 as nonperforming asset levels and the Company's local economy continued to improve.

     Other Operating Income and Other Operating Expense

           In 1995, other operating income increased $0.9 million, or 5%, from the $16.7 million earned in 1994. Increases of $0.3 million in trust department income and $0.3 million is service charges on deposit accounts comprised 69.4% of this increase.

           In 1994, other operating income, decreased $0.7 million, or 4%, from 1993. Net of the $2.0 million decrease in securities gains, other income was up $1.4 million, or 9%, compared to 1993. An increase of $0.9 million in service charges on deposit accounts comprised 63% of this increase.

           Total other operating expense decreased $0.8 million, or 2%, in 1995 after decreasing $5.7 million, or 11%, in 1994. FDIC insurance expense decreased $1.2 million in 1995. Net OREO and collection expenses represented $5.1 million, or 89%, of the decrease in 1994 . Salary expense was $17.5 million in 1995, $17.8 million in 1994 and $18.4 million in 1993. These represent decreases of 2% and 3%, respectively, reflecting a reduction of approximately 13% in the Company's average number of employees over the last two years. Pension and employee benefits decreased $0.4 million, or 8%, in 1995 after decreasing $0.3 million, or 6%, in 1994. Also contributing to the expense improvements in 1995 was a decrease of $0.6 million in merger related expenses. (See note 2. to the consolidated financial statements.) Partially offsetting the expense improvements in 1995 was a $1.3 million increase in other noninterest expense. Nearly half of this increase was due to the receipt of $0.6 million in life insurance proceeds in 1994's second quarter.
           Over the last two years management has coordinated a profit improvement plan which has focused on delivering high quality customer service more efficiently and at a reduced cost. During that period net noninterest expense (net of securities transactions) has decreased from $37.2 million in 1993 to $30.1 million in 1994 and $28.5 million in 1995. Management anticipates that net noninterest expense will be reduced further in 1996.

     Applicable Income Taxes

           During 1995, 1994 and 1993 the Company recorded income tax expense of $7.2 million, $5.2 million and $3.4 million, respectively. The changes were almost entirely due to the level of pre-tax earnings. See also footnote 12 to the financial statements.

     Financial Condition

     Loans
           The loan portfolio decreased $18.0 million, or 2%, in 1995 follow-ing a $39.1 million, or 4%, increase in 1994. In structuring the composition of its loan portfolio, the Company considers the following factors: profitability, liquidity, risk, rate sensitivity and service in its market area. It tries to maintain a balance between commercial lending (commercial , commercial real estate and construction loans) and consumer lending (residential real estate and consumer loans) with each representing between 42% and 58% of the total loan portfolio. Over the last two years the commercial lending sector decreased $26.7 million and decreased from 46% to 42% of the total loan portfolio.

           Through its subsidiary Banks the Company makes commercial business loans to small and medium sized businesses in Vermont and Massachusetts. Vermont National Bank is the leading commercial lender in the State of Vermont.

           Construction and commercial loans secured by real estate include loans secured by residential and commercial properties, office and industrial buildings, condominium development and land development properties. The Company limits both of these types of lending activities and the properties securing these loans to its primary market areas in Vermont and Massachusetts, and adjacent communities in neighboring
     states.   Approximately 63% of the commercial real estate portfolio
     represents loans on owner occupied properties. Real estate values in Vermont have been depressed as a result of the recent recession in New England and the Nation, but have experienced some recent improvement. Management's goal is to keep the construction loan portion of the loan portfolio below 5% of total loans. As of December 31, 1995 this sector represented 3% of the portfolio.

           In 1995, the Company originated $111.4 million of residential mortgage loans and sold $33.1 million of loans in the secondary market, compared to $140.5 million originated and $86.9 million sold in 1994 and $267.2 million originated and $189.7 million sold in 1993. The 21% decrease in mortgage loan originations was primarily due to higher interest rates. The high levels of 1993 were in part due to lower interest rates which led to a significant number of mortgage refinancings.

           At year end 1995, the mortgage servicing portfolio totaled $420.6 million compared to $459.2 million at year end 1994 and $458.7 million at year end 1993 and currently generates income of approximately $1.8 million per year. The $38.6 million, or 8%, decrease in 1995 was principally due to the sale of the right to service $29.0 million of mortgage loans on second home properties during the second quarter of 1995. A resulting gain of $0.2 million is included in other operating income. Of the residential real estate portfolio, 54% were adjustable rate loans and 46% were fixed rate loans at December 31, 1995. Residential real estate loans represented 47%, 43% and 43% of gross loans at year end 1995, 1994 and 1993, respectively.

           Consumer loans represented 11% of gross loans the last three year ends. Credit card loans and related plans were $37.7 million and $37.3 million of total consumer loans at December 31, 1995 and 1994, respect-ively.

     The following table summarizes the composition of the Company's loan portfolio at the dates indicated.

                                                              December 31,
                                              1995        1994        1993        1992        1991
                                                                 (in thousands)
     Commercial(1)                            $170,162     $207,299    $203,300    $199,128    $181,755
     Real Estate:
       Residential                             415,468      389,033     372,570     355,144     326,534
       Commercial                              182,233      186,185     174,881     181,041     174,465
       Construction                             24,816       25,033      25,762      31,180      44,033
         Total real estate                     622,517      600,251     573,213     567,365     545,032
     Consumer                                  100,791      103,953      95,928      90,275      88,903
         Total loans, net of unearned income  $893,470     $911,503    $872,441    $856,768    $815,690
                                               =======      =======     =======     =======     =======

     (1) Includes loans to Massachusetts and Vermont municipalities and industrial revenue bonds of $24,874, $44,669, $30,339, $13,680 and
         $8,857 for years 1995 through 1991, respectively.

     The following table details the loan maturity and interest rate sensi-tivity of loans, exclusive of loans secured by 1-4 family residential property and consumer loans, at December 31, 1995.

                                                       Repricing
                                                  After One   After
                                         Within   But Within  Five
                                        One Year  Five Years  Years     Total
                                                   (in thousands)
     Loans:
          With fixed interest rates      $ 36,577  $25,520  $24,527  $ 86,624
          With variable interest rates    284,814    2,742    3,031   290,587
               Total                     $321,391  $28,262  $27,558  $377,211
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

           Nonreceipt of contractually due principal or interest payments on loans 30 days after the due date results in their being reported as past due with increased monitoring and collecting efforts to restore such loans to current status. Mortgage loans are classified as nonaccrual when the become 90 days past due or when foreclosure action is started, whichever is sooner. Commercial loans are placed on nonaccrual status when they become 90 days past due as to principal or interest. Loans may be left in accrual status if they are adequately collateralized or are expected to result in collection within the next 60 days. Cash payments received on loans in nonaccrual status are applied as principal re-ductions. While no specific period of delinquency triggers nonaccrual status for consumer loans, unsecured installment loans 90 days or more past due and secured installment loans 180 days or more past due are generally recommended for charge-off.

           A loan remains in nonaccrual status until the factors which indicate doubtful collectibility no longer exist and six consecutive months of contractual payments are received or until the loan is determined to be uncollectible and is charged off against the allowance for loan losses. Credit card loans are required to be charged off after 180 days without a payment. Commercial loans 180 days or more past due must be recommended for charge-off unless management determines the collateral is sufficient. When a mortgage loan in default is trans-ferred to OREO, its carrying value is the lesser of the loan amount or the fair value of the property collateralizing the loan, less the estimated cost to sell the property. A loan is classified as a re-structured loan when the interest rate is materially reduced or when the term is extended beyond the original maturity date because of the in-ability of the borrower to service the interest payments at the con-tractual rate. All of the $0.3 million of accruing restructured loans as of December 31, 1995 were in full compliance with restructured terms and conditions. The average yield on these loans is 8.55%.

           The following table provides information with respect to the Company's past due loans and the components of nonperforming assets at the dates indicated.

                                                           December 31,
                                           1995      1994      1993      1992      1991
                                                        (Dollars in thousands)
     Loans 90 days or more past due
       and still accruing interest       $ 2,008   $ 1,448   $ 1,503   $ 6,569    $8,696
                                          ======    ======    ======    ======     =====
     Nonperforming assets:
       Nonaccrual loans                  $11,695   $16,491   $25,746   $39,150   $34,893
       Other real estate owned             2,977     4,487     4,678    10,332     8,797
       Restructured loans - accruing         316       294     1,532         0     5,505
     Total nonperforming assets          $14,988   $21,272   $31,956   $49,482   $49,195
                                         =======   =======   =======   =======   =======
     Nonperforming assets to period
     end loans net of unearned income,
     plus other
       real estate owned                    1.67%     2.32%     3.64%      5.71%   5.97%
                                            ====      ====      ====       ====    ====

           Additional interest income of $1,084,000 and $1,320,000 would have been recorded in 1995 and 1994, respectively, if nonaccrual and restruct-ured loans had been on a current basis in accordance with their original terms. Payments, totaling $1,052,000 and $936,000 respectively, were received on nonaccrual loans during 1995 and 1994. During 1995, $1,052,000 was applied as principal reductions and $0 was recognized as interest income, while in 1994 $592,000 was applied as a principal reduction and $344,000 was recognized as interest income. Interest income was recognized solely on nonaccrual loans which were subsequently determined to have no doubt as to the ultimate collectibility of prin-cipal.

           At December 31, 1995, all nonaccrual loans were collateralized. In addition, it is the Company's policy to obtain personal guarantees of the borrower's whenever it is possible. As of December 31, 1995, 16% of the total nonaccrual loans are current as to contractual terms. Loans to five borrowers, totaling $2.7 million represented 23% of nonaccrual loans. Management expects to see significant improvement in 1996 over the 1995 charged-off loan total with a further decrease in the level of nonperforming assets. Management is not aware of any current recommen-dations by regulatory authorities or suggestions with respect to loans classified as loss, doubtful, substandard or special mention which, if they were implemented, would have a material effect on the Company.

     Allowance for Loan Losses

           The allowance for loan losses is available to absorb future losses which are anticipated in the current loan portfolio. The adequacy of the allowance for loan losses, which is formally reviewed on a monthly basis by management, is evaluated according to the factors outlined in "Provision for Loan Losses". To maintain the allowance at an adequate level, current earnings are charged with an amount necessary to restore the allowance to the desired level. A loan loss is charged against the allowance when management believes the collectibility of principal and interest with respect to such loan is unlikely. The allowance for loan losses equalled $14.8 million, or 1.65% of the total loan portfolio at December 31, 1995, compared with 1.78% at year end 1994 and 2.04% at year end 1993. On December 31, 1995 the allowance for loan losses represented 98% of total nonperforming assets and 123% of nonperforming loans, compared to 76% and 97%, respectively, at year end 1994.

           The following table provides an analysis of the allowance for loan losses and an analysis of loans charged off and recoveries by type of loan and for the years indicated.

                                                                           Year Ended December 31,
                                                              1995        1994        1993        1992        1991
                                                                           (Dollars in thousands)
     Allowance for loan losses at beginning of year         $16,236     $17,815     $21,047     $19,116     $13,776
     Acquired allowance                                           -           -           -           -         402
     Loans charged off:
       Commercial, commercial real estate and construction   (4,533)     (4,895)     (7,361)     (5,828)     (8,761)
       Real Estate-residential                                 (596)       (650)       (807)       (721)       (490)
       Consumer                                              (1,484)     (1,240)     (1,427)     (2,002)     (2,342)
           Total loans charged off                           (6,613)     (6,785)     (9,595)     (8,551)    (11,593)
     Recoveries of loans previously charged off:
       Commercial, commercial real estate and construction      772         783         884         550         553
       Real estate-residential                                   40           0          96          84          20
       Consumer                                                 426         423         330         418         210
           Total Recoveries                                   1,238       1,206       1,310       1,052         783
     Net loans charged off                                   (5,375)     (5,579)     (8,285)     (7,499)    (10,810)
     Additions to allowance charged to earnings               3,900       4,000       5,053       9,430      15,748
     Allowance for loan losses at year end                  $14,761     $16,236     $17,815     $21,047     $19,116
                                                             ======      =======     =======     =======     ======
     Ratio of net charge-offs to average loans                 0.59%       0.62%       0.95%       0.90%       1.30%
     Allowance for loan losses to period end loans, net of     ====        ====        ====        ====        ====
       unearned income                                         1.65%       1.78%       2.04%       2.46%       2.34%
                                                               ====        ====        ====        ====        ====

           Net loans charged off in 1995 totaled $5,375,000 or 0.59% of average loans. This compares with $5,579,000 or 0.62% in 1994 and $8,285,000 or 0.95% in 1993. In 1991 loans charged off for one customer totaled $1,125,000. No other charge-offs exceeded 10% of the respective year's net loans charged off.

           While all segments of the Company's loan portfolio are subject to continuous quality evaluation, there is no precise method for predicting loan losses. An evaluation of the collectibility of a loan requires the exercise of management's judgment. Since the determination of the adequacy of the allowance is necessarily judgmental and involves con-sideration of various factors and assumptions, management is of the opinion that an allocation of the reserve is not necessarily indicative of the specific amount of future charge-offs or the specific loan categories in which these charge-offs may ultimately occur.

           The following table summarizes the allocation of the allowance for loan losses at December 31, 1995, 1994, 1993, 1992 and 1991. Notwith-standing these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Also during the last five years, management provided an unallocated allowance for expected charge-offs not specifically identified in the loan portfolio.

                                                      December 31,
                           1995            1994             1993          1992               1991
                        Loan Type       Loan Type        Loan Type     Loan Type       Loan Type
                     Amount to Total Amount to Total  Amount to Total Amount to Total Amount to Total
                     Allocated Loans Allocated Loans  Allocated Loans Allocated Loans Allocated Loans
                                                      (Dollars in thousands)
 Commercial              $ 2,726  19%  $ 4,226  23% $ 5,027   23%  $ 6,823  23%  $ 4,503  22%
 Real Estate-Commercial    1,010  20     4,597  20    4,324   20     5,364  21     4,351  21
 Construction              2,033   3       488   3      519    3     1,827   4     1,081   5
 Real Estate-Residential   1,398  47     1,061  43    1,116   43     1,222  41     1,387  41
 Consumer                  1,399  11     1,644  11    1,712   11     1,845  11     1,850  11
 Unallocated               6,195   -     4,220   -    5,117    -     3,966   -     5,944   -
                         $14,761 100%  $16,236 100% $17,815  100%  $21,047 100%  $19,116 100%
                          ====== ===    ====== ===   ======  ===    ====== ===   ======= ===

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

           The following table summarizes the composition of the Company's investment portfolio at the dates indicated. The portfolio is class-ified as available for sale and the values noted are therefore both book and market values.

                                                           December 31,
                                                  1995        1994        1993
                                                        (In thousands)
          U.S. Treasury and other U.S.
              Government agencies              $145,873    $ 99,815    $ 70,776
          State and political subdivisions       10,343       8,238      15,807
          Mortgage-backed securities             75,752      50,668      75,721
          Other securities (1)                   17,714      15,144      22,096
            Total                              $249,682    $173,865    $184,400
                                               ========    ========    ========

     (1) Includes money market overnight investments of $4,895, $1,635, and $9,182 at year end 1995, 1994 and 1993, respectively.

           The investment portfolio increased 44%, to $249.7 million, at year end. During 1994 the portfolio decreased 6%, to $173.9 million at year end. The total portfolio as a percent of total assets was 20% at year end 1995 compared to 14% and 16% at year end 1994 and 1993, respectively.

           On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (See Note 1 to the Consolidated Financial Statements). Securities are carried at fair market value in the above tables. During 1994 prepayments and sales of mortgage backed securities were primarily invested in U. S. Treasury and other U. S. government agency securities as management determined that the relative values of these investments were superior. During 1995 excess liquidity, as a result of sluggish loan demand, was primarily invested in U.S.
     Treasury and U.S. Government agency securities and mortgage backed
     securities.   The average maturity of the investment portfolio is
     approximately 2.8 years.

           The Company invests a portion of its capital in marketable equity securities which comprised 4.7%, 6.9% and 5.5% of total investments at December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, $8.0 million of the $11.8 million marketable equity security portfolio were investments in the Federal Reserve Bank and Federal Home Loan Bank. Investments in these institutions are carried at par, which equals market.

           The following table sets forth the maturities of the Company's investment securities at December 31, 1995 and the weighted average yields of such securities. Weighted average yields on tax exempt obligations have been computed on a fully taxable equivalent basis assuming a federal tax rate of 35%. The yields are calculated by dividing annual interest, net of amortization of premiums and accretion of discounts, by the book value of the securities at December 31, 1995.

                                                              Maturing
                                                            After One But      After Five But
                                             Within          Within Five         Within Ten            After
                                             One Year            Years               Years            Ten Years
                                           Amount   Yield    Amount   Yield      Amount   Yield   Amount   Yield
                                                         (Dollars in thousands)
 U.S. Treasury and other U.S. Government
   agencies                                $ 8,622   5.90%  $ 89,480  5.76%  $47,771  6.09%  $0      0.00%
 State and political subdivisions            1,316   8.69      5,427  6.97     3,600  6.11    0      0.00
 Mortgage-backed securities                  3,172   6.87     67,011  6.47     5,569  6.69    0      0.00
 Other fixed income securities               1,279   6.53        508  7.32        15  9.18    0      0.00
   Total                                   $14,389   6.43   $162,426  6.10    56,955  6.15   $0      0.00
                                             =====            ======            ======          =
     Tax equivalent adjustment for calculation
   of yield                                    $40                 $132                 $77              $0
                                                ==                  ===                 ===               =

     Does not include equity securities of $11,787 at December 31, 1995.

     Deposits
           Average total deposits for 1995 of $1,003.3 million represented a $21.7 million, or 2%, increase from 1994's average, which had increased $36.2 million, or 4%, from 1993's average balances.
           The average balance of large CDs was $33.5 million in 1995, $29.3 million in 1994 and $38.1 million in 1993. In 1995 the decrease in CDs under $100,000 was offset by a $20.3 million total increase in the average balance of all other core deposit categories (all deposits other than large CD's). Large CDs represented 3% of average total deposits in 1995 and 1994 and 4% in 1993. The majority of these deposits was obtained from local Vermont and Massachusetts customers. Management expects to continue to limit future asset growth primarily to the growth of core deposits as opposed to the more volatile large CDs and other borrowed funds.

           The following table summarizes the daily average amount of deposits for the years indicated, and rates paid on such deposits on the last day of the respective year.

                                                                December 31,
                                                          1995                    1994                  1993
                                                    Amount      Rate    Amount     Rate      Amount     Rate
                                                        (Dollars in thousands)

     Demand deposits                             $  109,631         -%     $107,301        -%   $100,903         -%
     Interest-bearing transactional deposits        472,753      3.70       427,862     3.69     369,590        2.69
     Savings deposits                               134,449      2.67       161,382     2.67     167,614        2.50
     Certificates of deposit:
       -$100,000 or more                             33,538      5.19        29,339     4.41      38,051        4.22
       -Under $100,000                              252,920      5.03       255,661     4.46     269,198        4.33
       Total                                     $1,003,291                $981,545             $945,356
                                                  =========                 =======             ========

 The following table shows the maturity schedule of certificates of deposit of $100,000 or more at December 31, 1995.

                                                 Certificates
                                                   of Deposit
                                                 (in thousands)
                      3 months or less              $ 9,532
                      Over 3 through 6 months        10,352
                      Over 6 through 12 months        9,095
                      Over 12 months                  8,979
                        Total                       $37,958
                                                     ======

     Capital Resources

           The Company engages in an ongoing assessment of its capital needs in order to maintain an adequate level of capital to support business growth and ensure depositor protection. The Company's two sources of capital are internally generated funds and the capital markets. Primary reliance is on internally generated capital.
           Stockholders' equity as a percent of assets was 8.97%, 7.50% and 7.86% as of December 31, 1995, 1994 and 1993, respectively. Management's goal is to maintain a 7% equity to asset ratio so that the Company has sufficient capital to take advantage of expansion or capital opportunities that might arise. Average equity to average assets equalled 8.69% in 1995, 7.97% in 1994 and 7.67% in 1993.

           As a result of the Federal Deposit Insurance Corporation (FDIC) Improvement Act of 1991 (FDICIA), bank regulators have established uniform capitalization standards as per the following table. The ratios for the Company and its two subsidiary banks as of December 31, 1995 and 1994 are shown for comparative purposes placing them in the "well capitalized" category at each respective date.


                          Total Risk     Tier 1 Risk   Leverage
                          Based Ratio    Based Ratio      Ratio
     Well Capitalized     10% or above   6% or above   5% or above
     Adequately
       Capitalized        8% or above    4% or above   4% or above
     Undercapitalized     less than 8%   less than 4%  less than 4%
     Significantly
       Undercapitalized   less than 6%   less than 3%  less than 3%
     Critically
       Undercapitalized        -               -       2% or less
     United Bank
       December 31, 1995     15.59%        14.34%          9.19%
       December 31, 1994     14.60%        13.34%          8.73%
     Vermont National Bank
       December 31, 1995     13.87%        12.61%          8.29%
       December 31, 1994     12.16%        10.90%          7.48%
     Vermont Financial
       Services Corp.
       December 31, 1995     14.70%        13.44%          8.82%
       December 31, 1994     13.03%        11.77%          8.01%

           FDIC insurance rates after 1992 vary depending on a bank's capital ratio and regulatory rating. Well-capitalized institutions will be assessed less than those that are adequately capitalized, which are in turn lower than the other categories. Both banks will be assessed at the lowest available FDIC rate, $0.00 per $100 of deposits, subject to a $2,000.00 per year minimum in 1996. They were assessed at a rate of $0.23 per $100 of deposits from January, 1993 through May, 1995 at which time the rate was lowered to $0.04 per $100 of deposits.

     Liquidity and Interest Rate Sensitivity

           Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuation in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by the Company on an ongoing basis. Ready asset liquidity is provided by cash and due from banks, sales of excess funds, loan repayments and an investment portfolio with short maturities and ready marketability. In addition, the Company has a strong core deposit base which supports a significant portion of its earning assets. Secondary liquidity is provided by the potential sale of loans and other assets, large certificates of deposit, short or long-term debt borrowings, federal funds purchased, repurchase agreements and borrowing from the Federal Reserve Bank. Both subsidiary banks are also members of the Federal Home Loan Bank (FHLB) with combined borrowing capability of $226.0 million.

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

           The following table summarizes the Company's interest rate sen-sitivity over various periods at December 31, 1995.

                                                                     Repricing Date
                                           0-30 Days   31-90 Days    91-180 Days  181-365 Days  1-5 Years   Over 5 Years
                                                                     (In thousands)

     Earning assets:
       Loans (1)                           $ 263,379    $ 60,390      $98,511       $136,174    $210,491     $112,830
       Investment securities (2) (3)          13,897      27,600       24,119         30,157     116,518       25,604
       Other earning assets                    8,987           -            -              -           -            -
         Total                               286,263      87,990      122,630        166,331     327,009      138,434
     Interest-bearing liabilities:
       MMDA's (4)                            295,377           -            -         66,536           -            -
       NOW's and Super NOW's (4)                   -           -            -         76,371      31,427            -
       Savings and Clubs (4)                       -           -            -              -     124,869            -
       Certificates of Deposit                24,445      42,124       61,207         72,376      95,909        5,812
       Borrowed Funds                         74,433       1,508        3,739            107      10,068        1,810
         Total                               394,255      43,632       64,946        215,390     262,273        7,622

     Net Interest Sensitivity Gap          $(107,992)   $ 44,358      $57,684       $(49,059)    $64,736     $130,812
                                             ========     ======       ======        =======      ======      =======

     Cumulative Interest Sensitivity Gap                $(63,634)      $(5,950)     $(55,009)     $9,727     $140,539
                                                          =======       =======      ========      =====      =======

     (1) Does not include non-accrual loans of $11,695 at December 31, 1995.
     (2) Does not include equity securities of $11,787 at December 31, 1995.
     (3) Repricing dates for mortgage-backed securities are based upon estimated actual principal prepayments obtained from third party sources. Amounts differ from maturity distribution in Note 3 to the financial statements, which reports the original average life date for mortgage-backed securities.
     (4) Estimated based upon historical experience over the last five years.

     Recent Developments

            During 1996, the Company plans to replace Vermont National Bank's (VNB's) online teller system at an estimated total cost of $2.9 million and purchase its Williston Road office at an anticipated total cost of $0.7 million. No other additions to premises or equipment are expected to exceed $500,000. All additions will be funded through the operations of the Company.

           The Company's financial statements for 1996 will be affected by rules and regulations which have been announced but are not yet effective. The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement shall be effective for all fiscal years beginning after December 15, 1995. This statement is not expected to have a material impact on the financial statements of the Company. The FASB has also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights were acquired. The statement requires upfront recognition of income from loan origination based on the expected value of any related servicing. Prior to 1996, income on serviced mortgages was recognized as payments were received. Management expects that the estimated annual effect of this statement is an increase to pre-tax income of approximately 1% of mortgage loans sold. The FASB also issued SFAS No.123, " Accounting for Stock-Based Compensation" which establishes financial accounting and re-porting standards for stock-based employee compensation plans and is effective for all fiscal years that begin after December 15,1995. The standard requires a fair value based method of accounting for an employee stock option or similar equity instrument. Companies are given the option of recognizing this compensation expense in the income statement or by proforma footnote disclosure. VFSC will adopt the latter method effective January 1, 1996. The estimated impact for VFSC stock options issued in 1995 is a $0.13 and $0.14 reduction in annual primary and fully diluted earnings per share, respectively.

     Item 8 - Financial Statements and Supplementary Data
     Vermont Financial Services Corp.

     Consolidated Balance Sheets
     (Dollars in thousands)

                                                                  December 31,
                                                                  1995        1994
     Assets
     Cash and Due from Banks                                      $   53,834  $   57,002
     Interest-bearing Deposits with other Banks                           62         105
     Federal Funds Sold and Securities Purchased Under
     Agreements to Resell                                              8,925      16,000
          Total Cash and Cash Equivalents                             62,821      73,107
     Securities Available for Sale
        Mortgage-Backed Securities                                    75,752      50,668
        Other Securities                                             173,930     123,197
          Total Securities Available for Sale                        249,682     173,865
     Loans                                                           893,470     911,503
        Less:  Allowance for Loan Losses                             (14,761)    (16,236)
               Net Loans                                             878,709     895,267
     Premises and Equipment, Net                                      20,366      21,298
     Real Estate Held for Investment                                   1,309       1,272
     Other Real Estate Owned (OREO)
        (Net of valuation reserve of $47 at
         December 31, 1995 and $710 at
         December 31, 1994)                                            2,977       4,487
     Goodwill and Other Intangibles                                    2,747       3,136
     Other Assets                                                     28,058      32,989
          Total Assets                                            $1,246,669  $1,205,421
                                                                  ==========  ==========
     ______________________________________________________________________________________________
     Liabilities and Stockholders' Equity
     Deposits:
        Demand                                                    $  137,504  $  117,411
        Savings, NOW and Money Market Accounts                       594,580     624,038
        Other Time                                                   301,873     271,420
          Total Deposits                                           1,033,957   1,012,869
     Federal Funds Purchased and Securities Sold
        Under Agreements to Repurchase                                79,773      71,163
     Liabilities for Borrowed Money                                   11,892      22,725
     Other Liabilities                                                 9,214        8,207
          Total Liabilities                                        1,134,836   1,114,964
     Commitments and Contingencies
     Stockholders' Equity:
        Common Stock - $1 Par Value;
           Authorized 20,000,000 Shares;
           Issued and Outstanding: 1995 - 4,883,017
                                   1994 - 4,790,479                    4,883       4,790
        Preferred Stock - $1 Par Value;
           Authorized 5,000,000 Shares
        Capital Surplus                                               49,427      48,715
        Undivided Profits                                             59,464      48,615
        Security Valuation Allowance                                       9      (9,604)
        Treasury Stock, at cost - 1995 -  99,750 shares
                                  1994 - 105,260 shares              (1,950)     (2,059)
          Total Stockholders' Equity                                 111,833      90,457
          Total Liabilities and Stockholders' Equity              $1,246,669  $1,205,421
                                                                  ==========  ==========

     See notes to consolidated financial statements.
     Vermont Financial Services Corp.
     Consolidated Statements of Income
     (Dollars in thousands, except per share amounts)

                                        For the years ended December 31,
                                          1995         1994         1993
 Interest Income
 Interest and fees on loans              $83,506      $73,085      $71,826
 Interest on securities available
   for sale:
     Taxable interest income             11,480       10,603        9,738
     Tax exempt interest income             443          429          423
 Income on federal funds sold and
   securities purchased under
   agreements to resell                    1,028          270          146
 Interest on time deposits                     0            4            9
      Total interest income               96,457       84,391       82,142
 Interest Expense
 Interest on deposits:
      Certificates of deposit
         over $100,000                     1,766       1,123        1,669
      Other deposits                      35,179      27,914       26,572
 Interest on federal funds purchased,
    borrowed money and securities
    sold under agreements to repurchase    5,024       4,256        3,120
      Total interest expense              41,969      33,293       31,361
 Net interest income                      54,488      51,098       50,781
 Provision for loan losses                 3,900       4,000        5,053
 Net interest income after provision
    for loan losses                       50,588      47,098       45,728
 Other Operating Income
 Securities gains, net                        79          56        2,100
 Trust Department income                   3,218       2,965        2,775
 Service charges on deposit accounts       5,746       5,420        4,557
 Credit card fees                          2,794       2,871        2,641
 Mortgage servicing income                 1,910       1,775        2,013
 Other service charges, commissions
    and fees                               3,802       3,605        3,262
      Total other operating income        17,549      16,692       17,348
 Net interest and other operating income  68,137      63,790       63,076
 Other Operating Expense
 Salaries and wages                       17,503      17,786       18,427
 Pension and other employee benefits       4,509       4,897        5,213
 Occupancy of bank premises, net           3,337       3,221        3,197
 Furniture and equipment                   4,155       3,992        3,768
 Organizational expenses                      36         612          261
 Net OREO and collection expenses
    and losses                             2,244       2,182        7,307
 Printing and supplies                     1,143       1,147        1,171
 FDIC Insurance                            1,163       2,319        2,354
 Other operating expense                  11,909      10,607       10,761
      Total other operating expense       45,999      46,763       52,459
 Income before income taxes               22,138      17,027       10,617
 Applicable income tax expense             7,241       5,159        3,386
 Net Income                              $14,897     $11,868       $7,231
                                          ======      ======        =====
  Earnings Per Common Share:
      Net Income-Primary and Fully Diluted $3.10       $2.51        $1.54
                                            ====        ====         ====

     See notes to consolidated financial statements.
     Vermont Financial Services Corp.
     Consolidated Statements of Changes in Stockholders' Equity
     (Dollars in thousands, except per share amounts)
     For the years ended December 31, 1995, 1994 and 1993

                                                                        Unrealize

d                 Employee
                                  Common        Capital      Undivided    Holding       Treasury  Stock Ownership
                                   Stock        Surplus       Profits   Gains(Losses)     Stock      Plan             Total
     Balance, December 31, 1992  $4,726       $48,008       $33,105        $(224)      $(2,059)        $(72)        $ 83,484
     Net Income                       -             -         7,231            -             -            -            7,231
     Issuance of 4,214 Shares
       of Common Stock under
       Employee Stock Purchase
       Plan                           4            71             -            -             -            -               75
     Issuance of 10,093 Shares
       of Common Stock under
       Dividend Reinvestment
       Plan                          10           163             -            -             -            -              173
     Employee Stock Ownership
       Plan Debt Payment              -             -             -            -             -           72               72
     Adoption of SFAS No. 115
       (net of income taxes of
       $446)                          -             -             -        1,089             -            -            1,089
     Exercise of Options: 9,000
       shares @ $7.50 per share       9            58             -            -             -            -               67
     Cash Dividends Declared
       ($0.24)                        -             -        (1,164)           -             -            -           (1,164)
     Balance, December 31, 1993   4,749        48,300        39,172          865        (2,059)           -           91,027
     Net Income                       -             -        11,868            -             -            -           11,868
     Issuance of 4,678 Shares
       of Common Stock under
       Employee Stock Purchase
       Plan                           5            88             -            -             -            -               93
     Issuance of 7,126 Shares
       of Common Stock under
       Dividend Reinvestment
       Plan                           7           132             -            -             -            -              139
     Change in unrealized
       gain/loss on securities
       available for sale portfolio,
       net of tax                    -             -             -      (10,469)            -            -          (10,469)
     Exercise of Options: 28,473
       shares at $7.50 per share
       and 1,050 shares at $10.25
       per share                     29           195             -            -             -            -              224
     Cash Dividends Declared
       ($0.54)                        -             -        (2,425)           -             -            -           (2,425)
     Balance, December 31, 1994   4,790        48,715        48,615       (9,604)       (2,059)           -           90,457
     Net Income                       -             -        14,897            -             -            -           14,897
     Issuance of 5,445 Shares
       of Common Stock under
       Employee Stock Purchase
       Plan                           6           136             -            -             -            -              142
     Exercise of options: 83,967
       shares at $7.50; 3,125 shares
       at $10.25; 4,000 shares at
       $19.00; 500 shares at $20.25
       and 1,000 shares at $22.50    87           576             -            -           109            -              772
     Change in unrealized gain/
       loss on securities
       available for sale
       portfolio, net of tax          -             -             -        9,613             -            -            9,613
     Cash Dividends Declared
       ($0.87)                        -             -        (4,048)           -             -            -           (4,048)
     Balance, December 31, 1995  $4,883       $49,427       $59,464           $9       $(1,950)           -         $111,833
                                 ===========================================================================================

     See notes to consolidated financial statements.

     Vermont Financial Services Corp.
     Consolidated Statements of Cash Flow
     (Dollars in thousands)

                                              For the years ended December 31,
                                              1995          1994           1993
     OPERATING ACTIVITIES
     Net Income                           $  14,897     $ 11,868     $   7,231
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
        Provision for loan losses             3,900        4,000         5,053
        Provision for depreciation            3,233        2,747         2,711
        Net amortization on investment
          securities                            670          885           740
        Deferred income taxes                   307          239           342
        Net gain on sale of loans              (637)        (362)       (3,146)
        Security gains, net                     (79)         (56)       (2,100)
        Proceeds from sales of loans         37,547       90,097       190,104
        Loans originated for sale           (37,192)     (80,047)     (187,440)
        Net loss on sale of OREO                798          526         3,966
        Decrease (increase) in other assets      24       (3,233)          846
        Increase in other liabilities         1,007          768         1,257
        NET CASH PROVIDED BY OPERATING
             ACTIVITIES                      24,475       27,432        19,564
     INVESTING ACTIVITIES
        Proceeds from sales of securities    18,598       28,097        58,436
        Proceeds from maturities of
             securities                      21,694       43,933        45,779
        Purchase of securities             (102,135)     (82,703)     (136,235)
        Proceeds from sale of OREO            4,469        7,000        15,241
        Purchase of mortgage loans                -       (9,963)            -
        Net decrease (increase) in loans      9,183      (45,664)      (37,030)
        Purchase of premises and
             equipment                       (2,301)      (2,056)       (3,704)
        NET CASH USED BY INVESTING
             ACTIVITIES                     (50,492)     (61,356)      (57,513)
     FINANCING ACTIVITIES
        Net increase in deposits             21,088       45,287        25,701
        Net (decrease) increase in
             other borrowings                (2,223)       1,835        (1,047)
        Issuance of common stock                914          456           315
        Cash dividends                       (4,048)      (2,425)       (1,164)
        NET CASH PROVIDED BY FINANCING
             ACTIVITIES                      15,731       45,153        23,805
        (DECREASE) INCREASE IN CASH
             AND CASH EQUIVALENTS           (10,286)      11,229       (14,144)
     Cash and Cash equivalents at
        beginning of year                    73,107       61,878        76,022
     CASH AND CASH EQUIVALENTS AT
        END OF YEAR                         $62,821      $73,107       $61,878
                                             ======       ======        ======

     Non-monetary Transactions:
      Transfer of loans to OREO for the years ended December 31, 1995, 1994 and 1993 totaled $3,757, $7,335 and $4,586, respectively.

     See notes to consolidated financial statements.



     Notes To Consolidated Financial Statements

     1.  Basis of Financial Statements and Significant Accounting Policies

             The accounting and reporting policies of Vermont Financial Services Corp. and its subsidiaries (the "Company" or "VFSC") are in conformity with generally accepted accounting principles and general practices within the banking industry. The following is a descriptionof the more significant policies.

            The Company, organized in April 1982, became a registered bank holding company, acquired controlling interest in Vermont National Bank ("VNB") on March 1, 1983, upon exchange of all of the outstanding shares of common stock of VNB for shares of the Company. In 1990 the Company changed its State of incorporation from Vermont to Delaware. On June 14, 1994, a merger with West Mass Bankshares ("WMBS") was effected as a pooling of interest with WMBS' sole banking subsidiary, United Savings Bank ("USB"), becoming wholly owned by VFSC. Subsequent to the merger USB changed its name to United Bank ("UB"). All intercompany trans-actions have been eliminated in the consolidated financial statements.

           Cash equivalents include amounts due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under agreements to resell with original maturities of three months or less.

           Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anti-cipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available for sale and carried at fair market value which is based on quoted market prices or dealer quotes. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of share-holders' equity. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. The adoption of SFAS No. 115 was not applied retroactively to prior years' financial statements.

           The Company values impaired loans and recognizes related income in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recog-nition and Disclosure".

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

           Premises and equipment are stated at cost less accumulated deprec-iation and amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of the related assets. Leasehold improvements are amortized over the lease periods or the useful life of the improvement, whichever is shorter. When assets are sold or retired, the related cost and accumulated depreciation and amortization are removed from the respective accounts and any gain or loss is credited or charged to income.

          Goodwill and other intangibles are amortized over their estimated lives by the straight-line method. As part of its ongoing review, manage-ment estimates the value of the Company's intangible assets, taking into consideration any events and circumstances which might have diminished such value.

          The Company has adopted SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax lia-bilities and assets are determined based on the difference between the fi-nancial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          Securities and other property held by the Trust Department in a fiduciary or agency capacity are not included in the accompanying balance sheet, since such items are not assets of the Bank. Trust Department income is recorded on the cash basis which is not materially different from income that would be reported on the accrual basis.

          Loan origination and commitment fees and certain direct loan origi-nation costs are deferred and amortized as an adjustment of the related loan's yield over the contractual life of the related loans by the level yield method.

          The Company has adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires accrual of the expected cost of providing these benefits.

          Dollars in the following footnotes are in thousands except for per share amounts.

     2. Merger with WestMass Bankshares, Inc.

          On June 14, 1994, the shareholders of WMBS and VFSC consummated a merger which resulted in WMBS' sole subsidiary, USB, becoming a wholly owned subsidiary of VFSC. Under the terms of the merger, WMBS shareholders received .9861 shares of VFSC stock for each WMBS share. As a result, VFSC issued 1,122,696 shares of its common stock for all the outstanding shares of WMBS common stock, with the exception of 115,800 dissenting WMBS shares. Although management does not know the final outcome of the dispo-sition of the dissenting shareholders, the per share data in the financial statements assume an exchange at .9861 per share for all shares.

          The merger was effected as a pooling of interests and accordingly, VFSC's financial statements have been restated to include the results of WMBS for all periods presented.

          Combined and separate results of VFSC and WMBS during the periods preceding the merger were as follows:

          Five months ended May 31, 1994                         VFSC       WMBS      Combined
     (unaudited)
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

     3. Securities

          Additional information with respect to the contractual maturities of securities available for sale at December 31, 1995 and 1994 follows:

                                                     December 31,
                                            1995               1994

                                       Fair   Amortized    Fair   Amortized
                                      Value      Cost     Value      Cost

     Classification and Maturity:
     U. S. Treasury Securities:
     Within 1 year                  $  6,064  $  6,045  $      -  $      -
     1-5 years                        26,268    25,890    18,802    19,870
     5-10 years                            -         -     2,829     3,184
       Total                          32,332    31,935    21,631    23,054

     Obligations of Other U. S.
       Government Agencies:
     Within 1 year                         -         -         -         -
     1-5 years                        65,770    65,977    28,177    30,468
     5-10 years                       47,771    48,028    50,007    56,253
       Total                         113,541   114,005    78,184    86,721

     Obligations of States and
       Political Subdivisions:
     Within 1 year                         -         -       876       867
     1-5 years                         1,316     1,302     2,823     2,825
     5-10 years                        5,427     5,372     4,539     4,933
     Over 10 years                     3,600     3,641         -         -
       Total                          10,343    10,315     8,238     8,625

     Corporate Securities:
     Within 1 year                       509       503       500       500
     1-5 years                           508       500       989     1,008
     Over 10 years                        15        15        60        60
       Total                           1,032     1,018     1,549     1,568

     Mortgage-backed Securities
       with Original Average Life:
     Within 1 year                     1,602     1,591     1,526     1,530
     1-5 years                        67,011    67,010    40,579    43,863
     5-10 years                        5,569     5,561     6,924     7,677
     Over 10 years                     1,570     1,603     1,639     1,766
        Total                         75,752    75,765    50,668    54,836

     Marketable Equity Securities     11,787    11,735    11,960    11,977

     Money Market Overnight
       Investments:
       Within 1 year                   4,895     4,895     1,635     1,635
       Total Securities             $249,682  $249,668  $173,865  $188,416
                                     =======   =======   =======   =======

                                                  December 31,
                                          1995                1994
                                   Gross     Gross     Gross       Gross
                                Unrealized Unrealized Unrealized Unrealized
        Classification             Gains     Losses    Gains      Losses

     U.S. Treasury Securities    $  458    $   61      $  1    $ 1,424
     Obligations of Other U.S.
        Government Agencies         480       944         0      8,537
     Obligations of States and
        Political Subdivisions       91        63        40        427
     Corporate Securities            14         0         0         19
     Mortgage-backed Securities     337       350         1      4,169
     Marketable Equity Securities    54         2       158        175

          Total                  $1,434    $1,420      $200    $14,751
                                  =====     =====       ===     ======

          Proceeds from sales of securities available for sale during 1995, 1994 and 1993 were $18,598, $28,097 and $58,436, respectively.

          Gross gains of $124, $625 and $2,100 were realized on those sales in 1995, 1994 and 1993, respectively. Gross losses of $45, $569 and $0 were realized in the respective periods.

         Securities with a book value of $90,723 as of December 31, 1995 and $80,713 as of December 31, 1994 were pledged to qualify for fiduciary powers, to collateralize deposits of public bodies, for borrowed money and for other purposes as required or permitted by law.

     4. Loans

          Loans classified by type are summarized as follows:

                                                 December 31,
                                       1995                 1994

          Commercial                   $170,162             $207,299
          Real Estate:
             Residential                415,468              389,033
             Commercial                 182,233              186,185
             Construction                24,816               25,033
                Total Real Estate       622,517              600,251
          Consumer                      100,791              103,953
             Total loans, net of
               unearned income         $893,470             $911,503
                                        =======              =======

          The Company grants loans to customers primarily in New England. Although the Company has a diversified portfolio, its debtors' ability to honor their contracts is substantially dependent upon the general economic conditions of the region.

          At December 31, 1995 the amount of loans outstanding to directors, executive officers, principal holders of equity securities or to any of their associates totaled $7,447.

          The following table summarizes the related party loan activity for
     1995:
     Balance at beginning of year           $7,639
     Additions                                 486
     Repayments                               (678)
                                            -------
     Balance at end of year                 $7,447
                                             =====
     Mortgage Banking Activities

          During 1995 the Company originated $32,573 of mortgage loans for sale in the secondary market and sold $35,784. As of December 31, 1995, $3,080 of mortgage loans were held for sale and were carried at the lesser of the loan balance or market value. All loans are sold without recourse, except for certain technical underwriting exceptions and $2,590 and $780 in loans sold by UB to the Federal Home Loan Mortgage Corporation and South Boston Savings Bank, respectively, under recourse agreements. None have been presented for recourse. Loan servicing is retained by the Company and excess servicing is capitalized monthly and adjusted quarterly based on. actual payments received on the sold loans. Gains, net of losses, from sales of mortgage loans are included in interest and fees on loans and was $290 for 1995, $187 for 1994 and $2,704 for 1993. At December 31, 1995 and
     1994 the Company's serviced mortgage portfolio totaled $420,573 and $459,172, respectively. Loan servicing income was $1,910, $1,775 and $2,013 for 1995, 1994 and 1993, respectively. The following schedule represents excess servicing right activity for the past two years:

                                1995       1994
     Balance, January 1         $3,279     $3,799
     Additions                      11        202
     Amortization                 (359)      (722)
     Sales                        (218)         0
                                ------     ------
     Balance, December 31       $2,713     $3,279
                                ======      =====
        Amortization represents quarterly valuation adjustments which are based on pool balances and prepayment assumptions on a pool by pool basis as reported by the Bloomberg Financial Market System.


     5. Allowance for Loan Losses

          Transactions in the allowance for loan losses are summarized as follows:

                                   1995        1994        1993
     Balance,
       January 1                   $16,236     $17,815     $21,047
     Provision for
       Loan Losses                   3,900       4,000       5,053
     Loans
       Charged Off                  (6,613)     (6,785)     (9,595)
     Recoveries of
       Loans Previously
       Charged Off                   1,238       1,206       1,310
     Balance,                      -------     -------     -------
       December 31                 $14,761     $16,236     $17,815
                                    ======      ======      ======

      Transactions in the OREO valuation reserve are summarized as follows:

                                     1995       1994
     Balance, January 1              $  710     $  490
     Provisions for OREO losses         503        571
     OREO Charged Off                (1,166)      (351)
     Balance, December 31            $   47     $  710
                                         ==        ===
          Proceeds from sales of OREO were $4,469 in 1995 and $7,000 in 1994. Loans associated with these sales were $1,468 and $2,275, respectively. It is the Company's policy that no loan exceed 90% of the sale price and no unguaranteed commercial, commercial real estate or condominium loan exceed 80% of the sale price. During 1995 two loans totaling $106 were granted at UB at percentages of sales price which exceeded the Company's policy. None of these loans exceed 95% of the OREO sales price.


     6. Premises and Equipment

      Premises and equipment, stated at cost, consist of the following:

                                                      December 31,
                                             1995              1994
          Land                               $  2,504          $  2,394
          Premises                             20,841            20,240
          Equipment                            14,195            13,352
          Leasehold Improvements                1,768             1,745
             Total                             39,308            37,731
          Accumulated Depreciation and
             Amortization                     (18,942)          (16,433)
          Premises and Equipment, Net        $ 20,366          $ 21,298
                                               ======            ======
     7. Deposits

          Time certificates of deposit outstanding in denominations of $100 or more aggregated to $37,958 and $27,932 at December 31, 1995 and 1994, respectively. Total interest on these deposits amounted to $1,766, $1,123, and $1,669 for the years ended December 31, 1995, 1994 and 1993, respectively.

          The Company paid $36,945, $29,042 and $28,363 in interest on deposits during 1995, 1994 and 1993, respectively.

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

          At December 31, 1995 the Company owned $7,481 of stock in the Federal Home Loan Bank ("FHLB") which provided borrowing capacity up to $226 mill-ion from the FHLB at maturities, rates and terms determined by the FHLB.

                                                 December 31,
                                       1995       1994        1993
     Federal funds purchased           $     450   $    350   $    350
     Securities and loans sold under
       agreements to repurchase           79,323     70,813     85,352
     FHLB and  other borrowings           11,892     22,725      6,351
     Total                              $ 91,665   $ 93,888   $ 92,053
                                          ======     ======     ======

     Average amount outstanding
       during the year                  $ 95,034   $102,963  $ 88,286
     Maximum amount outstanding at
       any month end                    $112,370   $125,097  $107,716
     Weighted average interest rate
       at year end                          4.85%      4.66%     3.28%
     Weighted average interest rate
       during the year                      5.21%      4.03%     3.53%

     Long-term borrowings from the FHLB(included in the above):

                                                      December 31,
                                         1995            1994         1993
     Maturing August 19, 1994 @ 4.12%    $     0         $  0         $5,000
     Maturing August 1, 2011 @ 5.00%         560          560            560
     Maturing April 2, 2013 @ 5.50%          586          586            586
     Maturing October 29, 2013 @ 5.50%        32           32             32
     Maturing May 6, 2014 @ 7.61%            553          566              0
     Maturing July 15, 1998 @ 6.03%       10,000            0              0

     9.   Fair Market Value of Financial Instruments

     Cash and Cash Equivalents
          Cash and cash equivalents had a carrying value of $62,821 and $73,107 at December 31, 1995 and 1994, respectively. Due to their short term and very liquid nature the carrying value is considered to also rep-resent the fair market value of these balances.

     Securities
          Securities are classified as available for sale and are carried at fair market value based on quoted market prices or dealer quotes. Secur-ities available for sale had a total fair market value of $249,682 and $173,865 at December 31, 1995 and 1994, respectively. This compares to amortized cost values of $249,668 at December 31, 1995 and $188,416 at December 31, 1994.

     Loans
          At December 31, 1995 and 1994 total loans, net of allowance for loan losses, had a carrying value of $878,709 and $895,267, respectively. The fair value of these loans was $900,652 and $901,372, respectively. For certain homogeneous categories of loans, such as some residential mort-gages, credit card receivables and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Deposits
          At December 31, 1995 and 1994 total deposits had carrying values of $1,033,957 and $1,012,869 and fair values of $1,032,796 and $1,010,215, respectively. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

     Other Borrowings
          Total other borrowings had carrying values of $91,665 and $93,888 at December 31, 1995 and 1994, respectively. These are also reasonable esti-mates of fair market value.

     Off-Balance Sheet Financial Instruments
          The Company's off-balance sheet exposure is primarily in the form of commitments to extend credit and standby letters of credit. The carrying amount of these arrangements represents accruals or deferred income (fees) arising from those unrecognized financial instruments. Such amounts are minimal and approximate fair value.


     10. Impaired Loans

          Effective January 1, 1995, the Company adopted, prospectively, State-ment of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." These standards require that loans be classified and accounted for as impaired loans when it is probable that the Company will be unable to coll-ect all principal and interest due on a loan in accordance with the loan's original contractual terms or will collect them in a time frame which reduces the present value of the expected cash flows from the repayment of the loan. For purposes of applying the standards, impaired loans have been defined as all nonaccrual loans and commercial classified assets in excess of $250,000.

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

          Loan losses on impaired loans are charged against the allowance for loan and lease losses when management determines the ultimate collect-ibility of principal and interest has changed from doubtful to unlikely.

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

          Adoption of the standards did not have a material effect on the Corporation's financial position or results of operations and did not result in any additional provision for credit losses as of January 1, 1995. At December 31, 1995, loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $36.3 million, of which $33.7 million related to loans with no specific valuation reserve and $2.6 million related to loans with a specific valuation reserve of $0.9 million.


     11. Commitments and Contingencies and Financial Instruments with Off-Balance Sheet Risk

          Leases -- The following is a schedule by years of future minimum rental payments required under operating leases for premises and data processing equipment that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995. Certain operating leases contain various options to renew.

     Year Ending December 31:

     1995                                   $  513
     1996                                      381
     1997                                      303
     1998                                      258
     1999                                      218
     Later Years                             1,946
                                            ------
          Total Minimum Payments Required   $3,619
                                             =====
          Operating expenses include approximately $943, $988, and $1,228 in 1995, 1994 and 1993, respectively, for rentals of premises and equipment used for banking purposes.

     Derivative Financial Instruments

          Transactions involving derivative financial instruments during the fiscal years 1995, 1994 and 1993 were immaterial.

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

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1995 were as follows:

          Home equity lines             $58,484
          Credit card lines              83,355
          Commercial real estate         18,385
          Other unused commitments       88,816

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

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certifi-cates of deposit, accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary.

          As of December 31, 1995, the Company had outstanding commitments for the following: financial standby letters of credit - $9,327, performance standby letters of credit - $1,618 and commercial and similar letters of credit - $6,308.

          Non-Interest Bearing Deposits and Cash -- The Company is required by the Federal Reserve Bank to maintain a portion of deposits as a cash reserve. The Company must maintain cash balances on hand or at the Federal Reserve Bank equal to its reserve requirement. At December 31, 1995 the Company's reserve requirement of $14,850 was met with cash on hand and deposits at the Federal Reserve Bank.

          The Company is also involved in litigation arising in the normal course of business. The Company does not anticipate that any of these matters will result in the payment by the Company of damages, that in the aggregate, would be material in relation to the consolidated results of operations or financial position of the Company.


     12. Income Taxes

      The provisions for income tax expense (benefit) included in the statements of income are as follows:

                                  Year Ended December 31,
                              1995         1994         1993

     Currently Payable:
          Federal             $5,992       $4,334       $2,491
          State                  665          586          553
     Deferred:
          Federal                569          242          352
          State                   15           (3)         (10)
                              $7,241       $5,159       $3,386
                               =====        =====        =====

          The approximate tax effect of principal temporary differences giving rise to deferred taxes are summarized as follows:

                                                   Year Ended December 31,
                                              1995         1994       1993
     Deferred compensation
        and fees                              $  40        $(242)     $  (177)
     Provision for possible loan
        losses                                  612          356        1,269
     Accretion on investments                    14           31         (263)
     Depreciation                               (22)         154          (88)
     Pension                                   (133)        (105)         (52)
     Intangibles                                (43)        (133)         (50)
     Other                                      116          178         (297)
     Total deferred taxes                     $ 584        $ 239       $  342
                                                ===          ===          ===

          The Company made income tax payments of $6,425, $4,623 and $2,833 during 1995, 1994 and 1993, respectively.

          The components of the net deferred tax asset as of December 31 are as follows:
                                                1995          1994
     Deferred tax assets:
          Pension                               $  661        $   528
          Deferred compensation and fees         1,760          1,800
          Provision for possible loan losses     5,016          5,628
          Unrealized loss on securities              -          4,947
          Other                                    361             33
     Total gross deferred tax assets             7,798         12,936
     Deferred tax liabilities:
          Unearned income                          455              -
          Depreciation                           1,039          1,061
          Unrealized gain on securities              5              -
          Intangibles                              466            509
     Total gross deferred tax liabilities        1,965          1,570
                                                 -----         ------
     Deferred tax asset, net                    $5,833        $11,366
                                                 =====         ======

          No valuation allowance is required as there is sufficient taxable income in the carry back period and through future operating results to be able to fully realize the deferred tax asset.

          The provision for income taxes is less than the amount computed by applying the applicable federal income tax rate to income before taxes. The reasons therefore are as follows:

                                               1995           1994           1993
                                              % of           % of           % of
                                            Pre Tax        Pre Tax        Pre Tax
                                      Amount Income  Amount Income  Amount Income
     Federal Statutory Rate           $7,748  35.0%  $5,959  35.0%  $3,610  34.0%
     Decreases in Taxes
        Resulting From:
          Tax exempt interest           (841) (3.8)    (782) (4.6)    (509) (4.8)
          State taxes, net
            of federal benefit           444   2.0      378   2.2      373   3.5
          Life insurance proceeds          -     -     (238) (1.4)       -     -
          Other, net                    (110) (0.5)    (158) (0.9)     (88) (0.8)
                                       -----          ------         ------
     Total                            $7,241  32.7%  $5,159  30.3%  $3,386  31.9%
                                       ==========================================

 13. Employee Benefit Plans

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

          UB has a non-contributory defined benefit plan providing pension benefits through membership in the Savings Banks Employees Retirement Association ("SBERA") covering substantially all of its employees meeting certain requirements as to age and length of service. The plan provides a monthly benefit upon retirement based on compensation during the high-est paid consecutive three years of employment during the last ten years of credited service. It is the Company's policy to fund annually an amount equal to the lesser of the actuarially determined normal cost or the amount allowed by the Internal Revenue Code Section 412 Full Funding Limitations. All plan assets are part of a single pooled fund made up of all participated SBERA members which are managed by the SBERA Trustees.


          The following table sets forth the plans' combined funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1995 and 1994:

                                                           Year Ended December 31,
                                                                1995       1994
     Actuarial present value of benefit obligations:
           Accumulated benefit obligation, including vested
             benefits of $12,171 and $9,757 for 1995 and
             1994, respectively.                            $  12,266   $  9,968
                                                               ======      =====

     Projected benefit obligation ("PBO") for service
             rendered to date                               $(16,846)   $(13,667)
     Plan assets at fair value, comprised of guaranteed
           insurance contracts, mutual, real estate and
           money market funds and listed stocks and bonds     15,737      13,203
     PBO in excess of plan assets                             (1,109)       (464)
     Unrecognized net loss from past experience different
           from that assumed and effects of changes in
           assumptions                                           479         293
     Unrecognized prior service cost                             (52)        (56)
     Unrecognized net asset at period end being
           recognized over 18.64 years                        (1,020)     (1,137)
                                                              ------       -----
     Accrued pension cost                                   $ (1,702)   $ (1,364)
                                                              =======      ======
                                                            1995        1994        1993
     Net pension cost included the
       following components:
         Service cost - benefits earned                     $    652    $    833    $   770
           during the period
         Interest cost on PBO                                  1,141       1,052        984
         Actual return on plan assets                         (2,974)       (166)    (1,152)
         Amortization of net transition asset                   (119)       (119)      (119)
         Net amortization and deferral of losses               1,864        (874)       206
                                                               -----       -----      -----
     Net pension cost                                       $    564    $    726    $   689
                                                                 ===        ===        ===

     Significant assumptions used in actuarial computations were:
                                                      1995           1994
        Discount rate                             7.00% - 7.25%  7.00% - 8.00%
        Rate of increase in compensation levels   5.00% - 6.00%  5.00% - 6.00%
        Long-term rate of return on assets        8.00% - 8.50%  7.00% - 8.50%

          The Company also has a Profit-Sharing Plan covering substantially all employees. A portion of the annual contribution by the Company is at the discretion of the Board of Directors. The discretionary contribution was approximately $500 for 1995, $250 for 1994, and $0 for 1993. The Plan also includes a 25% Company match of employee contributions to a 401k portion of the Plan. This Plan feature was added in 1993 and the assoc-

     iated expense was $140 for 1995, $118 for 1994 and $114 for 1993.

          The Company also has an Employee Stock Purchase Plan covering substantially all employees. The Plan allows the purchase of common stock at a ten percent discount from the then current fair market value, without payment of any brokerage commission or service charge.

          The Company sponsors defined benefit postretirement medical and life insurance plans that cover all of its full time employees and partici-pating retirees. Eligible employees who retire and who have attained age 65 with at least 10 years of service may elect coverage. Spouses of eligible retirees are required to contribute 100% of the cost of any medical cover age they elect. A closed group of certain retirees and their spouses who elected to retire under a special incentive program receive additional medical benefits. The plans are not funded.
     Effective January 1, 1993 the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

          The following table sets forth the plan's funded status reconciled with the amount shown in the Company's financial statements:

                                                            1995      1994
     Accumulated postretirement benefit obligation:

          Retired employees                                $ 302      $ 230
          Active employees                                   161        140
          Total                                            $ 463      $ 370
                                                             ===        ===
     Plan assets at fair value                                $-         $-
                                                             ===        ===
     Unfunded accumulated benefit obligation in excess
       of plan assets                                      $(463)     $(370)

     Unrecognized net (gain)                                  96        (12)

     Unrecognized transition obligation                      194        205

     (Accrued) postretirement medical and life
       benefit cost                                        $(173)     $(177)
                                                            =====      =====

     Net periodic postretirement benefit cost included the following components:

                                                               1995     1994
     Service cost - benefits attributed to service during
       the period                                              $ 9      $ 16

     Interest cost                                              34        29

     Recognition of transition obligation                       11        12


     Special termination benefits                                -       162

     Net periodic postretirement cost                          $54      $219
                                                                ==       ===

          For measurement purposes, an 8% annual rate of increase in the per capita net employer share of covered health care benefits was assumed for 1995. The rate was assumed to remain at that level thereafter, but the impact of medical inflation eventually diminishes because of the $10 per capita lifetime limit on medical benefits and the likelihood that most current retirees and all future retirees will reach that cap. The medical trend rate assumption, therefore, merely affects the timing of the distribution of the $10 in benefits to each participant, and so has a relatively small effect on the amounts reported. To illustrate, increas-ing the assumed health care cost trend rate by one percentage point for all future years would increase the accumulated postretirement benefit obligation at December 31, 1995, as well as the total of the service cost and interest cost components of net periodic postretirement cost for 1995 by less than 2%. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 1995 and 8.5% in 1994. As the plan is unfunded, no assumption was needed as to the long term rate of return on assets.

     14. Stockholders' Equity

          The Company had certain common stock equivalents outstanding from 1993 through 1995. As a result, earnings per share is based on the primary and fully diluted shares outstanding during the respective periods shown in the table below:

                                                1995       1994        1993
 Average primary shares outstanding           4,807,553  4,735,480   4,710,228
 Average fully diluted shares outstanding     4,812,831  4,735,753   4,711,072

          The per share amounts of cash dividends paid on an equivalent share basis were $0.87 for 1995, $0.54 for 1994 and $0.24 for 1993. At December 31, 1995, the Banks had available $30,537 for payment of dividends to the Company, under regulatory guidelines.

          At December 31, 1995, there were 24,566 and 79,793 shares of common stock reserved for issuance pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and pursuant to the Company's Employee Stock Pur-chase Plan, respectively.

          Options Agreements - On April 20, 1987, stockholders approved a non-qualified stock option plan for 105,000 shares of the Company's common stock and on April 17, 1990 stockholders approved a non-qualified stock option plan for 80,000 shares of the Company's common stock. In October, 1993 the 65,100 and 40,000 options that were then outstanding expired unex-ercised for these respective plans. On October 13, 1993 new options to purchase 36,000 and 12,000 shares, respectively, were granted under these plans at an option price of $19.00 per share and are exercisable for a five year period: 4,000 have been exercised to date. On August 31, 1994 stock-holders approved the Vermont Financial Services Corp. 1994 Stock Option Plan which reserves 225,000 common shares to be issued in the form of stock options. To date 48,000 have been issued at an exercise price of $19.00 per share, 6,500 have been issued at an exercise price of $20.25 per share and 59,800 have been issued at an exercise price of $22.50 per share under the 1994 plan and are exercisable for a ten year period; 1,500 have been exercised to date.


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

                                        Shares   Exercise    Shares   Exercise
                                    under option  price  under option price

  Outstanding   December 31, 1992       126,960     $7.50   6,900   $10.25
  Granted                                     -         -       -        -
  Exercised                               9,000      7.50       -        -
  Outstanding   December 31, 1993       117,960      7.50   6,900    10.25
  Granted                                     -         -       -        -
  Exercised                              28,473      7.50   1,050    10.25
  Outstanding   December 31, 1994        89,487      7.50   5,850    10.25
  Granted                                     -         -       -        -
  Exercised                              83,967      7.50   3,125    10.25
  Outstanding   December 31, 1995         5,520     $7.50   2,725   $10.25
                                         ======      ====   =====    =====

     15. Parent Company Financial Information

          Condensed financial information for Vermont Financial Services Corp. (parent company only) is as follows:

                           VERMONT FINANCIAL SERVICES CORP.
                               CONDENSED BALANCE SHEETS

                                                 December 31,
                                              1995          1994
     ASSETS
     Cash                                     $503          $125
     Securities                              4,722         3,747
     Other Assets                              127           128
     Investment in Bank Subsidiaries       107,622        86,732
       Total Assets                       $112,974       $90,732
                                           =======        ======
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Other Liabilities                      $1,141          $275

       Total Liabilities                     1,141           275
       Total Stockholders' Equity          111,833        90,457
       Total Liabilities and
         Stockholders' Equity             $112,974       $90,732
                                           =======        ======

                            CONDENSED STATEMENTS OF INCOME

                                           Year Ended December 31,
                                         1995        1994         1993
     INCOME
     Income on Securities             $   316     $   194      $  251
     Other Income                       3,615         275         347
       Total Income                     3,931         469         598
     EXPENSES
     Organizational Expenses               36         612         261
     Other                                515         283         262
       Total Operating
         Expenses                         551         895         523

     Income (Loss) Before Tax
        Benefit and Equity in
       Undistributed Income
       from Bank Subsidiaries           3,380        (426)         75

     Applicable Income Tax
       (Benefit)                         (195)       (131)       (104)
     Income (Loss) Before Equity
       in Undistributed Income of
       Bank Subsidiaries                3,575        (295)        179
     Equity in Undistributed
       Income of Bank
       Subsidiaries                    11,322      12,163      7,052
       Net Income                     $14,897     $11,868     $7,231
                                       ======     =======     ======

                                 STATEMENTS OF CASH FLOW

                                            Year Ended December 31,
                                       1995         1994         1993
     OPERATING ACTIVITIES
       Net Income                   $ 14,897     $ 11,868     $ 7,231
       Adjustments to reconcile
         income to net cash provided
         by operating activities:
         Amortization and accre-
           tion on investment
           securities                      2            5           4
         Investment security (gains)
           losses                       (121)           9           -
         (Increase) Decrease in
           other assets                  (28)         (10)        595
         Increase (Decrease) in
           other liabilities             866           34        (273)
         Equity in undistributed
           net income of bank sub-
           sidiaries                 (11,322)     (12,163)     (7,052)

       NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES          4,294         (257)        505

     INVESTING ACTIVITIES
       Investment in bank
         subsidiaries                      -            -         (30)
       Proceeds from sales of
         securities                    1,039        3,183         248
       Proceeds from maturities of
         securities                      500          750         744
       Purchase of securities         (2,321)      (3,489)         (2)
       NET CASH (USED) PROVIDED BY
         INVESTING ACTIVITIES           (782)         444         960

     FINANCING ACTIVITIES
       Issuance of common stock          914          456         315
       Cash dividends                 (4,048)     (2,425)     (1,164)
       NET CASH USED BY FINANCING
         ACTIVITIES                   (3,134)     (1,969)       (849)
       INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS            378      (1,782)        616
     Cash and cash equivalents
       at beginning of year              125       1,907       1,291

     CASH AND CASH EQUIVALENTS
       AT END OF YEAR               $    503    $    125     $ 1,907
                                      ==============================

          16. Supplemental Financial Data

          Selected Quarterly Data (unaudited)
     The following is a summary of selected consolidated quarterly data of the Company for the periods presented:

                                                             1995
                                        Fourth     Third     Second    First
                                        Quarter    Quarter   Quarter   Quarter
   Interest income                      $24,842    $24,540   $24,012   $23,063
   Interest expense                      11,136     10,832    10,373     9,628
   Net interest income                   13,706     13,708    13,639    13,435
   Provision for possible loan losses       900      1,000     1,000     1,000
   Other operating income                 4,585      4,411     4,446     4,107
   Other operating expense               11,452     11,044    11,659    11,844
   Income before income taxes             5,939      6,075     5,426     4,698
   Applicable income taxes                1,939      2,049     1,727     1,526
   Net income                            $4,000     $4,026    $3,699    $3,172
                                          =====      =====     =====     =====
   Per share data:
   Primary and fully diluted
     Net income                           $0.83      $0.83     $0.77     $0.67
                                           ====       ====      ====      ====

                                                          1994
                                        Fourth     Third     Second    First
                                        Quarter    Quarter   Quarter   Quarter
   Interest income                      $22,769    $21,752   $20,340   $19,530
   Interest expense                       9,292      8,689     7,932     7,380
   Net interest income                   13,477     13,063    12,408    12,150
   Provision for possible loan losses     1,000      1,000     1,000     1,000
   Other operating income                 4,533      4,310     3,813     4,036
   Other operating expense               11,950     11,605    11,291    11,917
   Income before income taxes             5,060      4,768     3,930     3,269
   Applicable income taxes                1,513      1,492     1,059     1,095
   Net income                            $3,547     $3,276    $2,871    $2,174
                                       =======================================
   Per share data:
   Primary and fully diluted
     Net income                          $0.75       $0.69     $0.61     $0.46
                                          ====        ====      ====      ====
     Statement of Management Responsibility

          The management of Vermont Financial Services Corp. is responsible for the accuracy and content of the financial statements and other financial information in this annual report. The financial statements have been pre-pared in conformity with generally accepted accounting principals applied on a consistent basis in all material respects, and data include amounts based upon management's judgement where appropriate.

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


     REPORT OF INDEPENDENT ACCOUNTANTS

          To the Stockholders and Board of Directors of Vermont Financial Services Corp.

          We have audited the accompanying consolidated balance sheet of Vermont Financial Services Corp. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flow for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial state-ments are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vermont Financial Services Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flow for the years then ended, in conformity with generally accepted accounting principles.

          We previously audited and reported on the consolidated balance sheet as of December 31, 1993 and the related consolidated statements of income, changes in stockholders'equity and cash flow of Vermont Financial Services Corp. and subsidiary for the year ended December 31, 1993, prior to their restatement for the June 14, 1994 pooling of interests with West Mass Bank-shares, Inc. The contribution of Vermont Financial Services Corp. and sub-sidiary to total assets, net interest income and net income represented approximately 81%, 82% and 74%, respectively for 1993, of the respective restated totals. Separate financial statements of West Mass Bankshares, Inc. were audited and reported on separately by other auditors. We also have applied procedures to the combination of the accompanying consolidated balance sheet as of December 31, 1993 and the related consolidated state-ments of income, changes in stockholders' equity and cash flow for the year ended December 31, 1993, after restatement for the June 14, 1994 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.

          As described in Notes 1 and 13 to the consolidated financial state-ments, the Company changed its method of accounting for certain investments in debt and equity securities and accounting for postretirement benefits other than pensions in 1993.


     Springfield, Massachusetts                     COOPERS & LYBRAND
     January 18, 1996



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

                                                                  Year First
                                                                  Elected to
         Name and Age                       Office                    Office
     John D. Hashagen, Jr. (54)...President and Chief Executive      1990
                                     Officer of the Company
                               Executive Vice President of the Company 1989
                               Senior Vice President of the Company    1983
                               President and Chief Executive Officer   1987
                                       of VNB

     Richard O. Madden (47)....Secretary of the Company                1993
                               Executive Vice President of the Company 1990
                               Treasurer of the Company                1986
                               Executive Vice President of VNB         1988
                               Senior Vice President of VNB            1987
                               Chief Financial Officer of VNB          1986

     Louis J. Dunham (42)......Executive Vice President of VNB         1994
                               Senior Credit Officer of VNB            1991
                               Senior Vice President and Senior
                                 Commercial Loan Officer of VNB        1987

     Robert G. Soucy (50)......Executive Vice President of the Company 1992
                               Executive Vice President of VNB         1988
                               Senior Vice President of VNB            1984

     W. Bruce Fenn (54)........Executive Vice President of VNB         1988
                               Senior Vice President and Senior Loan   1987
                                       Officer of VNB

     Kenneth R. Cole (49)......President of UB                         1995
                               Senior Vice President and Treasurer     1986
                                       of UB

     Directors

          The following table sets forth the name and address of each director of the Company, his or her age and principal occupation and the year in which he or she first became a director of the Company or its predecessors. The business address of each of the directors is the Company's address except as otherwise noted. No family relationship exists between any director.


              Name, Age and Principal            Year First
            Occupation or Employment and           Became
            Offices held with the Company(1)      Director

     Anthony F. Abatiell (56) . . . . . . . . . .
       Attorney, Partner, Abatiell, Wysolmerski &    1982
       Valerio Law Offices, Rutland, VT

     Zane V. Akins (55) . . . . . . . . . . . . .
       President, Akins & Associates,                 1987
       Brattleboro, VT

     Charles A. Cairns (54) . . . . . . . . . . .
       President, Champlain Oil Co., Inc. and         1986
       Coco Mart, Inc., South Burlington, VT

     William P. Cody (42) . . . . . . . . . . . .
       General Manager, Cody Chevrolet, Inc.,         1996
       Montpelier, VT

     Allyn W. Coombs (61) . . . . . . . . . . . .
       President and Treasurer of Allyn W. Coombs,     1994
       Inc. (Real Estate Development & Management),
       Amherst, MA


     Beverly G. Davidson (64) . . . . . . . . . .
       Secretary, Treasurer of RCAS, Inc.,            1980
       (Vermont State Fair), Rutland, VT

     Philip M. Drumheller (42) . . . . . . . . .
       President, The Lane Press, Inc., Burlington,   1995
       VT

     James E. Griffin (68)  . . . . . . . . . . .
       President, J. R. Resources, Inc.               1972
       (Business Consultants), Rutland, VT

     John D. Hashagen, Jr. (54) . . . . . . . . .
       President & Chief Executive Officer of         1987
       Vermont Financial Services Corp.,
       Brattleboro; President & Chief Executive
       Officer, Vermont National Bank,
       Brattleboro, VT

     Francis L. Lemay (63)  . . . . . . . . . . .
       Chairman, United Savings Bank, Greenfield, MA  1994

     Kimball E. Mann (61) . . . . . . . . . . . .
       President, J. E. Mann, Inc., (Women's          1969
       Department Store), Brattleboro, VT

     Stephan A. Morse (49). . . . . . . . . . . .
       President and CEO, The Windham Foundation,     1986
       Inc., Grafton, VT

     Donald E. O'Brien (70) . . . . . . . . . . .
       Attorney, Burlington, VT                       1978

     Roger M. Pike (55) . . . . . . . . . . . . .
       Vice President, Kinney, Pike, Bell &           1980
       Conner, Inc. (Insurance), Rutland, VT

     Mark W. Richards (50)  . . . . . . . . . . .
       President, Richards, Gates, Hoffman            1988
       & Clay (Insurance), Brattleboro, VT


     Item 11 - Executive Compensation

          The following tables contain a three-year summary of the total comp-ensation paid to the CEO of the Company and the other five executive officers.

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
Principal             Salary    Bonus   sation Awards SARs     outs  sations
Position         Year   $        $      $(1)     $    #        $        $

John D. Hashagen 1995 $220,000 $66,000  N/A     N/A 14,000 sh  N/A $14,528(2)(5)
President and    1994  200,000  30,000  N/A     N/A 12,300     N/A   7,298(2)(4)
Chief Executive  1993  184,000   7,360  $25,785 N/A  5,000     N/A   2,249(2)
Officer

Kenneth R. Cole  1995 $109,727 $12,540  N/A     N/A   N/A      N/A    $611(2)
UB President and 1994   88,009  11,000  N/A     N/A   N/A      N/A    N/A
Chief Exec. Off. 1993   80,538  20,000  N/A     N/A   N/A      N/A $ 3,763(3)

Richard O. Madden1995 $112,000 $33,600  N/A     N/A  7,100 sh  N/A $ 6,720(2)
Exec. Vice Pres.,1994  108,000  16,200  N/A     N/A 10,600     N/A   4,111(2)
Treas., Secretary1993   99,209   4,040  12,760  N/A   N/A      N/A   1,488(2)

Robert G. Soucy  1995 $120,000 $36,000  N/A     N/A  7,600 sh  N/A $ 7,306(2)(5)
Exec. Vice Pres. 1994  115,000  17,250  N/A     N/A  7,100     N/A $ 3,620(2)
VNB Senior       1993  110,000   4,400  15,732  N/A  4,000     N/A   1,100(2)
Operating Officer

Louis J. Dunham  1995  $98,000 $29,400  N/A     N/A  6,200 sh  N/A   $5,961(2)
VNB Exec. V.P.   1994   94,000  14,100  N/A     N/A  5,700     N/A    3,550(2)
and Senior Cr.   1993   85,000   1,700  5,568   N/A  3,000     N/A      638(2)
Officer

W. Bruce Fenn    1995 $111,077 $33,000  N/A     N/A  6,900 sh  N/A $ 7,878(2)(5)
VNB Exec. V.P.   1994  108,000  16,200  N/A     N/A  6,600     N/A   4,065(2)
and Sr. Banking  1993  105,000   2,100  17,717  N/A  4,000     N/A   1,575(2)
Officer

     (1) In December, 1993 the discount rate used to compute the liability under the officers' deferred compensation plan (See "Deferred Comp-ensation Agreements" following) was reduced from 9% to 7-1/2%. The associated expenses attributable to Messrs.. Hashagen, Madden, Soucy, Dunham and Fenn due to this change were $19,597, $10,799, $12,211, $5,568 and $13,998, respectively, for 1993.

     (2) Represents the 25% Company match of the respective employees' 401k contribution and the employees portion of the Company's contribution to the Employees Profit Sharing Plan. No Profit Sharing Plan cont-ribution was made in 1993.

     (3) Represents the market value as of December 31 of each year of the shares allocated to the officers account under the UB ESOP plan for the respective year.

     (4) Includes $778 discount received on purchases of common stock under the Company's Employee Stock Purchase Plan.

     (5) Includes discounts received on purchase of common stock under the Company's Employee Stock Purchase Plan of $2,754 for Mr. Hashagen, $1,120 for Mr. Fenn and $452 for Mr. Soucy.

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
            Underlying     in Fiscal   Price     tion
Name      Options Granted    Year      ($/Sh)    Date       5%($)      10%($)

John D.
Hashagen        14,000         26.5%     $22.50    5/10/05  $198,102   $502,029

Kenneth R.
Cole                 0          0          N/A      N/A         N/A       N/A

Richard O.
Madden           7,100         13.4       22.50    5/10/05   100,466   $254,600

Robert G.
Soucy            7,600         14.4       22.50    5/10/05   107,541    272,530

Louis J.
Dunham           6,200         11.7       22.50    5/10/05    87,731    222,327

W. Bruce
Fenn             6,900         13.1       22.50    5/10/05    97,636    247,429

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

John D.
Hashagen          N/A              N/A               31,300/0       $438,106/$0

Kenneth R.
Cole              13,800           $191,475(1)            0/0             $0/$0

Richard O.
Madden              N/A               N/A            17,700/0       $250,606/$0

Robert G.
Soucy               N/A               N/A            18,700/0       $264,419/$0

Louis P.
Dunham              N/A               N/A            14,900/0       $210,181/$0

W. Bruce
Fenn                N/A               N/A            17,500/0       $248,194/$0

     (1) Represents the difference between the aggregate exercise price and the aggregate market value on the date of the exercise.

     (2) Represents the difference between the aggregate exercise price and the aggregate market value as of December 31, 1995.

     Deferred Compensation Agreements

          VNB has entered into Executive Deferred Compensation Agreements with certain officers, including Mr. Hashagen and the other executive officers in the group referred to in the above table. The agreements provide for monthly payments for a ten-year period from retirement after age 60 but before age 65, and for a fifteen-year period from retirement after age 65, subject to certain conditions. The conditions include the requirements that the officer refrain from competitive activities, be available for certain advisory and consulting services subsequent to retirement and continue in the employment of VNB until retirement. The agreements also provide for payments upon disability prior to retirement and payments to beneficiaries of the officers under certain circum-stances. Mr. Hashagen's agreement provides for payments in the amount of $1,944.44 per month, and the agreements of Messrs. Madden, Soucy and Fenn provide for payments of $1,388.89 per month. Vermont National Bank has purchased life insurance policies on the lives of these officers which, in effect, will provide the funds to make payments to reimburse VNB for payments made under the agreements.

          Mr. Cole is covered under a Supplemental Executive Retirement Plan (SERP) which is designed to augment his retirement benefit from UB's pension plan and his social security benefit so that his aggregate annual retirement benefit will approximate 70% of his highest 3-year average salary prior to retirement. Under the terms of his SERP, it is anti-cipated that Mr. Cole will receive an annual supplemental retirement benefit of $46,239 at age 65. UB has purchased a split-dollar life insurance policy which will provide this benefit to Mr. Cole.

     Management Continuity Agreements

          The Company and VNB have entered into agreements with VNB's five executive officers, Messrs. Hashagen, Madden, Soucy, Fenn and Dunham which provide for the payment of certain severance benefits if such officer's employment with the Company or VNB is terminated within thirty-six months after a change of control of the Company or VNB. The agreements provide for severance payments to Mr. Hashagen equal to 250% of his base salary upon termination after a change of control and for payments to each of the other executive officers equal to 200% of his base salary upon termination after a change of control as defined in the agreements.

          The management continuity agreements do not provide for severance benefits in instances where termination is due to death, disability or retirement. Further, no benefits are payable in instances of termination for cause, or after achange of control if the officer voluntarily term-inates his employment with both the Company and VNB, unless such term-ination is for a "good reason" as defined in the agreements.

          Severance benefits payable in the event of a qualifying termination after a change of control are to be paid in equal consecutive biweekly installments. If severance payments due in the event of termination after a change of control were payable to each of the executive officers on the date of this filing, the aggregate amount of such severance pay-ments would be $1,430,000. These severance payments are subject to up to a 50% reduction if the officer works for or participates in the manage-ment, operation or control of a commercial or savings bank, or bank holding company, which does business in Vermont, unless such officer's activities are substantially outside Vermont. Additionally, the officer will be entitled to continuation of life, disability, accident and health insurance benefits and a cash adjustment to compensate the executive for the market value of any stock options under the Company's Officers' or Directors' Non-Qualified Stock Option Plans in excess of their exercise price.

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

          The Company and UB have entered into agreements to employ the
     following UB officers:   Kenneth R. Cole as Senior Vice President &
     Treasurer of UB; James Neill as Senior Vice President of UB;  and Robert
     W. Phillips as Vice President of UB. Under these agreements, Mr. Cole was to receive a base salary of $82,500, Mr. Neill a base salary of $76,300 and Mr. Phillips a base salary of $59,700, all subject to annual increases. Each agreement is to expire May, 1997. On January 1, 1995, Mr. Cole became President and Chief Executive Officer of UB at an annual salary of $110,000.

          In addition to and as part of the foregoing agreements, Messrs. Cole, Neill, Phillips and Noska have entered management continuity agreements which are similar in form to agreements currently in force between the Company and VNB and their senior officers. Each agreement's term ended on January 31, 1995 and was renewed. These agreements are automatically renewable thereafter unless the Company and UB elect not to renew it. Under the management continuity agreements, the above officers would be entitled to severance payments of 200% of base salary at the time of termination if terminated under certain circumstances after a change of control of the Company or UB.

          The management continuity agreements define a "change of control" as (i) the acquisition by a person or group of 25% of the combined voting power of the Company's or UB's then outstanding securities; (ii) during any two-year period those persons, who at the beginning of such period were members of the Company's or UB's Board of Directors and any new director whose election was approved by at least two-thirds of the directors then still in office who either were directors at the begin-ning of such period or whose election or nomination was previously so approved, cease to constitute a majority of such board; or (iii) the stockholders of the Company or UB approve a merger or consolidation of the Company or UB which would result in such stockholders holding less than 70% of the combined voting power of the surviving entity immediately thereafter, or if such stockholders approve the sale of all or substant-ially all of the assets of the Company or UB.

          The management continuity agreements do not provide for severance benefits in instances where termination is due to death, disability or retirement. Further, no benefits are payable in instances of termination for cause, defined as (i) the willful and continued failure of the officer to perform his duties and (ii) willful conduct materially injurious to the Company or UB.

     Profit-Sharing Plan

          Each employee of VNB and UB, including executive officers, becomes eligible to participate in the Company's Profit-Sharing Plan on January 1 of the Plan year in which he or she completes one full year of continuous service of 1,000 hours or more. Upon completion of three years of con-tinuous service, a participant becomes 30% vested, increasing to 40% after four years, 60% after five years, 80% after six years, and fully vested after seven years. Vested participants may elect to receive, in cash, up to 50% of their annual allocation of the Company's contribution to the Profit-Sharing Plan. Vested amounts not so received in cash are distributed to participants upon their retirement or earlier upon term-ination of employment. During 1995, the Company made a contribution of approximately $500,000 to the Profit-Sharing Plan.

     Retirement Plan

          The VNB Retirement Plan covers substantially all eligible employees of the Bank, including officers, and provides for payment of retirement benefits generally based upon an employee's years of credited service with the Bank and his or her salary level, reduced by a portion of the Social Security benefits to which it is estimated the employee will be entitled.

          The following table represents estimated annual benefits upon retirement at age 65 to employees at specified salary levels (based upon the average annual rate of salary during the highest five years within the final ten years of employment) at stated years of service with the Bank. The amounts shown are after deduction of estimates for Social Security reductions based on the Social Security law as of January 1, 1996.
                        Estimated Annual Benefits at Retirement
                            by Specified Remuneration and
                           Years of Service Classification

         Final Average                      Years of Service
         Compensation       5         10         15         20         25
          $  20,000      $ 1,480    $ 2,959    $ 4,439   $  5,918   $  7,398
             40,000        3,430      6,859     10,289     13,718     17,148
             60,000        5,702     11,405     17,107     22,810     28,512
             80,000        8,102     16,205     24,307     32,410     40,512
            100,000       10,502     21,005     31,507     42,010     52,512
            120,000       12,902     25,805     38,707     51,610     64,512
            140,000       15,302     30,605     45,907     61,210     76,512
            160,000 *     17,702     35,405     53,107     70,810     88,512
            180,000 *     20,102     40,205     60,307     80,410    100,512
            200,000 *     22,502     45,005     67,507     90,010    112,512
            220,000 *     24,902     49,805     74,707     99,610    124,512 *
            240,000 *     27,302     54,605     81,907    109,210    136,512 *
            260,000 *     29,702     59,405     89,107    118,810    148,512 *

     * Under current regulations of the Internal Revenue Code, the maximum annual benefit payable from a defined benefit plan during 1996 is $120,000 payable as a life annuity for retirements at age 65. In addition, the maximum annual compensation may not exceed $150,000. The amounts shown above in excess of $120,000 and those using compensation in excess of $150,000 are shown for exhibit purposes only.

          The description of the Retirement Plan in this Proxy Statement is intended solely to provide stockholders of the Company with general information concerning the Plan as it relates to management remuneration. Under no circumstances should the description be construed as indicative of the rights of any particular employee, or as conferring any right upon any employee, which rights will in all cases be determined by the appro-priate legal documents governing the Plan.

          UB provides a retirement plan for all eligible employees through the Savings Bank Employees Retirement Association ("SBERA"), an unin-corporated association of savings banks operating within Massachusetts and other organizations providing services to or for savings banks SBERA's sole purpose is to enable the participating employers to provide pensions and other benefits for their employees.

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

          The following table illustrates annual pension benefits for retire-ment at age 65 under the most advantageous plan provisions available for various levels of compensation and years of service. The figures in this table are based upon the assumption that the plan continues in its present form and certain other assumptions regarding compensation trends and social security.


     Annual Pension Benefit Based on Years of Service and age 65 Retirement

       Average Compensation       10 years   15 years   20 years   25 years
          $ 20,000                $ 2,500    $ 3,750    $ 5,000    $ 6,250
            40,000                  5,845      8,767     11,690     14,612
            60,000                  9,545     14,317     19,090     23,882
            80,000                 13,245     19,867     26,490     33,112
           100,000                 16,945     25,417     33,890     42,362
           120,000                 20,645     30,967     41,290     51,612
           140,000                 24,345     36,517     48,690     60,862
         * 150,000                 26,105     39,292     52,390     65,487

     * Federal law does not permit defined benefit pension plans to recognize compensation in excess of $150,000 for plan years be-ginning in 1994 (11/01/94 for SBERA).

          As of December 31, 1995 Messrs. Cole and Neill had 10 and 12 years of credited service, respectively.

     Compensation of Directors

          Each director who is not an officer of VFSC, VNB or UB receives an annual retainer of $5,000 and, in addition, a $500 fee for each regular monthly Board of Directors' meeting attended, a $400 fee for the first meeting of a committee of the Board he or she attends on any particular day and a $300 fee for each subsequent meeting of a committee of the Board he or she attends on any such day. In addition, the Chairman of the Board receives an annual retainer of $5,000 and each committee chairperson receives an annual retainer of $500.

     Item 12 - Security Ownership of Certain Beneficial Owners and Management

          As of March 1, 1996 the following beneficial owners were known to control five percent or more of the outstanding shares of Common Stock, $1 par value, of the Company. The information below was taken from form
     Schedule 13Gs filed as of December 31, 1995 with the Securities and Exchange Commission.
                                                   Amount of
                                                   Beneficial  Percent
     Name and Address                              Ownership   of Class
     Vermont National Bank . . . . . . . . . . .     297,201        6.2%   (1)
     Trust Department
     100 Main Street
     Brattleboro, VT  05301

     David L. Babson & Company, Inc. . . . . . .     248,200        5.2%   (2)
     One Memorial Drive
     Cambridge, MA  02142-1300

     (1) Includes sole voting power for 16,026 shares, shared voting power for 281,175 shares, sole dispositive power for 206,011 shares and shared dispositive power for 91,190 shares.

     (2) Includes sole voting power for 155,600 shares, shared voting power for 92,600 shares and sole dispositive power for 248,200 shares.

          The following table sets forth the name and address of each director, nominee for director or executive officer of the Company, his or her age and principal occupation, all positions or offices held by such individual within the Company, the year in which he or she first became a director of the Company or its predecessors, the number of whole shares of Common Stock of the Company beneficially owned by each at the close of business on March 1, 1996, and the percent of class so owned. The business address of each of the directors, nominees and executive officers is the Company's address except as otherwise noted. It is anticipated that each of the nominees will continue to act as Directors of VNB and/or UB. No family relationship exists between any director or persons nominated by the Company to become directors.

                                                      Amount and    Percent
                                                       Nature of    of VFSC
                                                      Beneficial     Common
                                                       Ownership      Stock
     Anthony F. Abatiell (56) . . . . . . . . . .       60,169(1)     1.26%
     Zane V. Akins (55) . . . . . . . . . . . . .        3,399(2)     0.07%
     Charles A. Cairns (54) . . . . . . . . . . .        6,189(3)     0.13%
     William P. Cody (42) . . . . . . . . . . . .          100(4)     0.00%
     Allyn W. Coombs (61) . . . . . . . . . . . .       12,370(5)     0.26%
     Beverly G. Davidson (64) . . . . . . . . . .        4,214(6)     0.09%
     Philip M. Drumheller (42) . . . . . . . . .           150(7)     0.00%
     James E. Griffin (68)  . . . . . . . . . . .        4,683(8)     0.10%
     John D. Hashagen, Jr. (54) . . . . . . . . .       46,529(9)     0.97%
     Francis L. Lemay (63)  . . . . . . . . . . .      106,487(10)    2.22%
     Kimball E. Mann (61) . . . . . . . . . . . .       13,013(11)    0.27%
     Stephan A. Morse (49). . . . . . . . . . . .        7,248(12)    0.15%
     Donald E. O'Brien (70) . . . . . . . . . . .        6,771(13)    0.14%
     Roger M. Pike (55) . . . . . . . . . . . . .        8,924(14)    0.19%
     Mark W. Richards (50)  . . . . . . . . . . .       28,206(15)    0.59%
     Kenneth R. Cole (49) . . . . . . . . . . . .       18,204(16)    0.38%
     Louis J. Dunham (41) . . . . . . . . . . . .       19,416(17)    0.41%
     W. Bruce Fenn (54) . . . . . . . . . . . . .       26,132(18)    0.55%
     Richard O. Madden (47) . . . . . . . . . . .       20,113(19)    0.42%
     Robert G. Soucy (50) . . . . . . . . . . . .       27,951(20)    0.58%

      (1) Includes 58,169 shares held in a custodial capacity in VNB's trust department in which Mr. Abatiell has sole voting and investment powers. Also includes options to acquire 2,000 additional shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

      (2) Includes options to acquire 2,000 shares, exercisable within sixty
          (60) days, pursuant to the Directors' Non-Qualified Stock Option
          Plans.

      (3) Includes options to acquire 2,000 shares, exercisable within sixty
          (60) days, pursuant to the Directors' Non-Qualified Stock Option
          Plans.

      (4) Mr. Cody has sole voting and investment powers on 100 shares.

      (5) Includes 8,370 shares held jointly with a family member in which Mr. Coombs shares voting and investment powers. Also includes options to acquire 1,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

      (6) Ms. Davidson shares voting and investment powers on 2,214 shares. Includes options to acquire 2,000 shares, exercisable within sixty
          (60) days, pursuant to the Directors' Non-Qualified Stock Option
          Plans.

      (7) Mr. Drumheller has sole voting and investment powers on 150 shares.

      (8) Includes options to acquire 2,000 shares, exercisable within sixty
          (60) days, pursuant to the Directors' Non-Qualified Stock Option
          Plans.

      (9) Includes 224 shares held by a family member in which Mr. Hashagen has no voting or investment powers and as to which Mr. Hashagen disclaims beneficial ownership. Also includes 200 shares held in the name of Green Mountain Investment Club in which Mr. Hashagen shares voting and investment powers and 9,494 shares held in the VNB Profit Sharing Plan, and options to acquire 31,300 shares, exercis-able within sixty (60) days, pursuant to the Officers' Non-Qualified Stock Option Plans.

     (10) Includes 29,100 shares held in a trust in which Mr. Lemay has sole voting and investment powers. Also includes 30,000 shares held by a family member in a trust in which Mr. Lemay has no voting or invest-ment powers. Also includes options to acquire 500 shares, exercis-able within sixty (60) days, pursuant to the Directors'Non-Qualified Stock Option Plans.

     (11) Includes 9,379 shares held jointly with a family member in which Mr. Mann shares voting and investment powers. Also includes 814 shares held by a family member in which Mr. Mann has no voting or investment powers and as to which Mr. Mann disclaims beneficial ownership and also includes options to acquire 2,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

     (12) Includes 505 shares held by a family member in which Mr. Morse has no voting or investment powers and as to which Mr. Morse disclaims beneficial ownership and includes options to acquire 2,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

     (13) Includes options to acquire 2,000 shares, exercisable within sixty
          (60) days, pursuant to the Directors' Non-Qualified Stock Option
          Plans.

     (14) Includes 777 shares held jointly with family members and 1,203 shares held by Kinney, Pike, Bell & Conner, Inc. in which Mr. Pike shares voting and investment powers. Also includes 1,052 shares held by a family member in which Mr. Pike has no voting power and as to which Mr. Pike disclaims beneficial ownership and includes options to acquire 2,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

     (15) Includes 26,206 shares held jointly with family members in which Mr. Richards shares voting and investment powers. Also includes options to acquire 2,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

     (16) Includes 14,226 shares held jointly with family members in which Mr. Cole shares voting and investment powers. Also includes 4,070 shares in VNB's Profit Sharing Plan.

     (17) Includes 4,516 shares in the VNB Profit Sharing Plan. Also includes options to acquire 14,900 shares exercisable within sixty
          (60) days pursuant to the Officers' Non-Qualified Stock Option
          Plans.

     (18) Includes 101 shares in which Mr. Fenn has no voting or investment powers. Also includes 2,228 shares held jointly with a family member in which Mr. Fenn shares voting and investment powers, 6,303 shares in the VNB Profit Sharing Plan and options to acquire 17,500 shares, exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

     (19) Includes 28 shares held jointly with a family member in which Mr. Madden shares voting and investment powers. Also includes 2,386 shares held in the VNB Profit Sharing Plan and options to acquire 17,700 shares exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

     (20) Includes 346 shares held by a family member in which Mr. Soucy has no voting or investment powers. Also includes 4,138 shares in the VNB Profit Sharing Plan and options to acquire 18,700 shares, exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

          On March 1, 1996, the directors and officers of the Company as a group (20) had beneficial ownership of 420,268 shares of Company Common Stock, amounting to 8.78% of the outstanding shares. This includes options to acquire 121,600 shares, or 2.54% of the outstanding shares, exercisable within sixty (60) days, pursuant to the Directors' and Officers' Non-Qualified Stock Options Plans.

     Item 13 - Certain Relationships and Related Transactions

          Some directors and officers of VNB, UB and the Company and their associates were customers of and had transactions with the Banks and the Company in the ordinary course of business during 1995. Additional transactions may be expected to take place in the ordinary course of business in the future. Some of the Company's directors are directors, officers, trustees, or principal security holders of corporations or other organizations which were customers of or had transactions with the Banks in the ordinary course of business during 1995. All out-standing loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility nor present other unfavorable features.

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

          Two directors of the Company are attorneys who have been retained in the past to represent VNB or the Company in appropriate circumstances. During 1995, no director was retained by the Banks or Company as legal counsel.
                                     PART IV

     Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form
8-K
      (a) Financial Statements and Exhibits

      (1) The following financial statements (including report thereon and notes thereto) are filed as part of this Report.

          Report of Independent Certified Public
           Accountants

          Consolidated Balance Sheets - December 31,
           1995 and 1994

          Consolidated Statements of Income -
           For the Years Ended December 31,
           1995, 1994, and 1993

          Consolidated Statements of Changes in
           Stockholders' Equity - For the
           Years Ended December 31, 1995,
           1994, and 1993

          Consolidated Statements of Cash Flow
           - For the Years Ended December 31,
           1995, 1994 and 1993

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

      Management continuity agreement dated March 17, 1994 with Louis J. Dunham is incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K for the fiscal year-ended December 31, 1993.

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

          22.  Subsidiaries of Registrant.  Filed herewith.

          24.  Consent of Coopers & Lybrand.  Filed herewith.

      (b) Reports on Form 8-K.

          During the Registrant's fiscal quarter ended December 31, 1995, the Registrant filed no Reports on Form 8-K.


                                    SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VERMONT FINANCIAL SERVICES CORP.


     Date:  March 13, 1996            By
                                      /s/ John D. Hashagen, Jr., President
                                          and Chief Executive Officer


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

            Name                      Title                              Date


        /s/                       Director and President       March 13, 1996
        John D. Hashagen, Jr.    (Principal Executive Officer)

        /s/                       Secretary & Treasurer        March 13, 1996
        Richard O. Madden        (Principal Financial Officer)

        /s/                       Director                     March 13, 1996
        Anthony F. Abatiell

        /s/                       Director                     March 13, 1996
        Zane V. Akins

        /s/                       Director                     March 13, 1996
        Charles A. Cairns

        /s/                       Director                     March 13, 1996
        William P. Cody

        /s/                       Director                     March 13, 1996
        Allyn W. Coombs

        /s/                       Director                     March 13, 1996
        Beverly G. Davidson

        /s/                       Director                     March 13, 1996
        Philip M. Drumheller

        /s/                       Director                     March 13, 1996
        James E. Griffin

        /s/                       Director                     March 13, 1996
        Francis L. Lemay

        /s/                       Director                     March 13, 1996
        Kimball E. Mann

        /s/                       Director                     March 13, 1996
        Stephan A. Morse

        /s/                       Director                     March 13, 1996
        Donald E. O'Brien

        /s/                       Director                     March 13, 1996
        Roger M. Pike

        /s/                       Director                     March 13, 1996
        Mark W. Richards

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

     2. United Bank, a Massachusetts state-chartered savings bank, with a principal place of business at 45 Federal Street, Greenfield, MA 01301

                                    Exhibit 24


                                    Exhibit 24


                          CONSENT OF INDEPENDENT ACCOUNTANTS


     We consent to the incorporation by reference in the registration state-ments of Vermont Financial Services Corp. on Form S-8 (File No. 2-83361) and Form S-3 (File No. 2-80833) of our report, which includes explanatory paragraphs regarding (i) our responsibiltiy related to the Company's consolidated balance sheet as of December 31, 1993 and the related consolidated statements of income, changes in stockholders' equity and cash flow for the year ended December 31, 1993 and (ii) the Company's change in its method of accounting for certain investments in debt and equity securities and accounting for postretirement benefits other than pensions in 1993, dated January 18, 1996, on our audit of the con-solidated financial statements of Vermont Financial Services Corp. and subsidiaries as of December 31, 1995 and 1994 and for each of the two years in the period ended December 31, 1995, which report is included in this Annual Report on Form 10-K.


                    COOPERS & LYBRAND L.L.P.


     Springfield, Massachusetts
     March 18, 1996



                           VERMONT FINANCIAL SERVICES CORP.
                    Proxy Solicited on Behalf of Board of Directors

          The undersigned hereby appoints John D. Hashagen, Jr., Anthony F. Abatiell and Richard O. Madden, and each of them, attorneys and proxies with full power of substitution in each, to vote all of the stock of Vermont Financial Services Corp. (the "Company") which the undersigned is/are entitled to vote at the Annual Meeting of Stockholders of the Company to be held at The Woodstock Inn, Woodstock, VT, on April 30, 1996 at 10:00 a.m. and at any and all adjournments thereof. All powers may be exercised by a majority of said proxyholders or substitutes voting or acting, or if only one votes and acts, by that one. Receipt of the Company's Proxy Statement dated March 15, 1996 (the "Proxy Statement") is acknowledged. If not revoked, this Proxy shall be voted, unless authority specifically to the contrary is provided, as specified below, and as to any other business which may legally come before the meeting, in accordance with the recommendation of the Board of Directors.
     IF NO SPECIFICATION IS MADE, SUCH SHARES WILL BE VOTED "FOR" ITEM #1.

     1.   Proposal to elect Class III Directors

         ___ FOR ALL NOMINEES BELOW

         ___ WITHHOLD AUTHORITY TO VOTE FOR ALL NOMINEES BELOW

          TO WITHHOLD AUTHORITY TO VOTE FOR ANY INDIVIDUAL NOMINEE, STRIKE A
                     LINE THROUGH HIS NAME ON THE LIST BELOW.

          Nominees:

          Anthony F. Abatiell, Francis L. Lemay, Roger M. Pike, and Mark W. Richards

     2. To act on whatever business may properly be brought before the Meeting or any adjournment thereof.


     THE BOARD OF DIRECTORS UNANIMOUSLY RECOMMENDS A VOTE "FOR" ITEM #1 ON THE REVERSE.
     THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS AND MAY BE REVOKED PRIOR TO ITS EXERCISE.

                                      Date:        ______________________

                                      Signature(s) ______________________

                                                   ______________________

                                                   ______________________
                                         Please sign here exactly as name(s)
                                         appear(s) on the left.  When signing
                                         as attorney, executor, administrator,
                                         trustee, guardian, or in any other
                                         fiduciary capacity, give full title.
                                         If more than one person acts as
                                         trustee, all should sign.  ALL JOINT
                                         OWNERS MUST SIGN.

     ___ I/We plan to attend the Annual Meeting: ___ Number

           PLEASE MARK (ON REVERSE SIDE), SIGN AND DATE, AND MAIL IN THE
                         ENCLOSED POSTAGE PAID ENVELOPE