Form 10-Q
period 1996-03-31
VERMONT FINANCIAL SERVICES CORP
filed 1996-05-08
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                          ________________________

                                  Form 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                          ________________________


        For the Quarterly Period Ended March 31, 1996, Commission Files
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


                                 Yes  X  No___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        As of April 30, 1996  4,802,589


                    Part I. FINANCIAL INFORMATION
                    VERMONT FINANCIAL SERVICES CORP.
                  Consolidated Statements of Condition
                  March 31, 1996 and December 31, 1995
                  (in thousands, except per share data)


                                                  March 31,   December 31,
 ASSETS                                             1996         1995

 Cash and Due from Banks                       $   42,599       $   53,834
 Interest Bearing Balances with Banks                  31               62
 Securities Available
   U.S. Treasury and U.S. Government Agencies     146,285          145,872
   Mortgage Backed Securities                      74,821           75,753
   State and Municipal                             10,252           10,342
   Other                                           17,405           17,715
                                                  -------          -------
     Total Securities Available for Sale          248,763          249,682

 Federal Funds Sold                                21,426            8,925
 Loans:
   Commercial                                     169,185          170,162
   Commercial Real Estate                         200,006          207,049
   Residential Real Estate                        416,223          415,468
   Consumer                                        95,054          100,791
                                                 --------         --------
     Total Loans                                  880,468          893,470
   Less:  Allowance for Loan Losses                13,752           14,761
                                                 --------         --------
     Net Loans                                    866,716          878,709
 Premises and Equipment                            20,701           20,366
 Real Estate Held for Investment                    1,320            1,309
 Other Real Estate Owned (OREO) - net of
  reserve of $157 in 1996 and $47 in 1995           3,888            2,977
 Goodwill and Other Intangibles                     2,646            2,747
 Other Assets                                      27,777           28,058
                                                 --------         --------
     Total Assets                              $1,235,867       $1,246,669
                                                =========        =========
  LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
   Demand                                      $  126,516       $  137,504
   Savings, NOW & Money Market Accounts           601,863          594,580
   Other Time:  Under $100,000                    267,058          263,915
                Over  $100,000                     38,524           37,958
                                                  -------         --------
     Total Deposits                             1,033,961        1,033,957
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                  67,818           79,773
 Liabilities for Borrowed Money                    11,888           11,892
 Other Liabilities                                  9,129            9,214
                                                  -------         --------
     Total Liabilities                          1,122,796        1,134,836
 Stockholders' Equity
 Common Stock - $1 Par Value
    Authorized 20,000,000 shares
    Issued and Outstanding:  1996--4,884,847 shares
                             1995--4,883,017 shares 4,885            4,883
 Preferred Stock - $1 Par Value
     Authorized 5,000,000 shares
 Capital Surplus                                   49,473           49,427
 Undivided Profits                                 62,237           59,464
 Security Valuation Allowance                      (1,783)               9
 Treasury Stock             1996--89,054 shares
                            1995--99,750 shares    (1,741)          (1,950)
                                                   -------         -------
     Total Stockholders' Equity                    113,071         111,833

     Total Liabilities and Stockholders' Equity  $1,235,867     $1,246,669
                                                  =========      =========


   Fully Diluted Tangible Book Value
           per Share of Common Stock                $22.74          $22.47
                                                     =====           =====

   Vermont Financial Services Corp.
   Condensed Statements of Income
   (in thousands)

   (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                          1996       1995
   Interest Income
   Interest and Fees on Loans                        $   20,391 $   20,208
   Interest on Securities Available for Sale:
     Taxable Interest Income                              3,538      2,605
     Tax Exempt Interest Income                             120        106
   Interest on Federal Funds Sold                           256        144
   Interest on Time Deposits                                  0          0
                                                         ------      -----
          Total Interest Income                          24,305     23,063
   Interest Expense
   Interest on Deposits                                   9,369      8,557
   Interest on Federal Funds Purchased, Borrowed Money
      and Securities Sold under Agreements to Repurchase  1,061      1,071
                                                         ------     ------
          Total Interest Expense                         10,430      9,628
                                                         ------      -----
          Net Interest Income                            13,875     13,435
   Less:  Provision for Loan Losses                         900      1,000
                                                         ------     ------
   Net Interest Income After Provision for Loan Losses   12,975     12,435
   Other Operating Income
   Securities Gains                                           8          0
   Trust Department Income                                  876        771
   Service Charges on Deposit Accounts                    1,591      1,349
   Serviced Mortgage Fees                                   411        533
   Merchants Credit Card Income                             652        593
   Other Noninterest Income                                 979        861
                                                         ------     ------
          Total Other Operating Income                    4,517      4,107

   Other Operating Expense
   Salaries and Wages                                     4,455      4,327
   Pension and Other Employee Benefits                    1,374      1,152
   Occupancy of Bank Premises, net                          892        897
   Furniture and Equipment                                1,014      1,074
   FDIC Assessment                                            2        566
   Credit Card Merchant Expense                             401        367
   OREO & Collection Expense/Losses, net                    546        723
   Other Noninterest Expense                              2,750      2,738
                                                         ------     ------
          Total Other Operating Expense                  11,434     11,844

   Net Overhead                                          (6,917)    (7,737)
                                                         ------     ------
   Income Before Income Taxes                             6,058      4,698
   Applicable Income Tax Expense                          2,117      1,526
                                                         ------     ------
   Net Income                                        $    3,941 $    3,172
                                                         ======     ======
   Earnings Per Common Share (Based on
      Average Number of Common Shares
      Outstanding for the Respective Period)
      Net Income -- Primary and Fully Diluted        $     0.81 $     0.67
                                                           ====       ====

                        VERMONT FINANCIAL SERVICES CORP.
                       CONDENSED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                  3 Months Ended March 31,
                                                      1996        1995
                                                      ----        ----
     OPERATING ACTIVITIES                              (in thousands)

      Net Income                                  $   3,941    $   3,172
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for Loan Losses                       900        1,000
        Provision for depreciation                      761          805
        Amortization and accretion on securities        260          161
        Deferred income taxes                         1,463          745
        Security (gains)                                 (8)            0
        Proceeds from sale of loans                  18,827         8,141
        Loans originated for sale                   (15,531)       (4,782)
        Losses on OREO                                  116           243
        (Increase) Decrease in interest receivable
         and other assets                              (112)          101
        (Increase) in real estate held for
         investment                                     (11)          (11)
        (Decrease) Increase in interest payable
         and other liabilities                          (85)           98
                                                   _________    _________

         NET CASH PROVIDED BY OPERATING ACTIVITIES   10,521        9,673

     INVESTING ACTIVITIES
       Proceeds from sales of securities              5,702        2,600
       Proceeds from maturities of securities        22,850        1,881
       Purchases of securities                      (30,646)      (3,110)
       Proceeds from sales of OREO                      124          793
       Purchases of loans                              (306)        (999)
       Net (Decrease) Increase in loans               6,952       (4,226)
       Purchase of premises and equipment            (1,096)        (889)
                                                   _________    _________
         NET CASH PROVIDED BY (USED BY)
          INVESTING ACTIVITIES                        3,580       (3,950)

     FINANCING ACTIVITIES
       Net Increase (Decrease) in deposits                4      (21,210)
       Net Decrease in short-term borrowings        (11,959)      (3,610)
       Issuance of common stock                         258          676
       Cash dividends                                (1,169)        (923)
                                                   _________    _________
         NET CASH PROVIDED BY FINANCING ACTIVITIES  (12,866)     (25,067)

     INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                            1,235      (19,344)
     Cash and cash equivalents beginning of period   62,821       73,107
                                                   _________   _________
     CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  64,056    $  53,763
                                                    =======      =======

     Non-monetary Transactions:
       Transfer of Loans to OREO for the periods ended March 31, 1996 and 1995 totaled $1,151 and $682, respectively.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Three-Month Periods Ended March 31, 1996 and 1995

 Overview

     The first quarter of 1996 resulted in net income of $3,941,000 or $0.81 per share, versus $3,172,000, or $0.67 per share in the same period of 1995. Income before taxes improved by $1.4 million from 1995's first quarter, primarily due to a $0.8 million decrease in net overhead.

     The annualized return on average total assets was $1.28% versus 1.09% and the annualized return on average stockholders' equity was 14.08% versus 13.89% for the first quarter of 1996 and 1995, respectively.

     In the opinion of Management, all adjustments which are necessary to the fair statement of the consolidated financial position of Vermont Financial Services Corp., the (Company), and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflected and all such adjustments are of a normal recurring nature.

Results of Operations

    Net Interest Income of $13.9 million for the first quarter of 1996 represented a $0.4 million increase from the same period in 1995. The net interest margin was 4.93% in 1996, down from 5.04% a year earlier. The increase in net interest income was due to a $186,000 or 48%, increase in loan fees and a $44.6 million increase in average earning assets. The increase in loan fees was mostly due to a $173,000 increase in mortgage loan loan related fees as a reduction in interest rates led to a $15.1 million, or $112%, increase in mortgage loan volume compared to the first quarter of 1995. These positive factors were partially offset by the effects of a 21 basis point reduction in net interest spread.

     At March 31, 1996, the mortgage servicing portfolio totaled
$419.3 million compared to $420.6 million at year end. This portfolio generates approximately $137,000 of servicing income on a monthly basis.

     Net overhead for the first quarter of 1996 decreased
$820,000, or 11%, from the same 1995 period due equally to improvements in other operating income and other operating expense. The $410,000 increase in noninterest income was mainly due to increases of $105,000 and $242,000 in trust department income and service charges on deposits, respectively. The improvement in other operating expense was primarily due to a $564,000 reduction in FDIC insurance and a $177,000 reduction in OREO related expenses. These improvements were partially offset by an increase in salary and benefit expense of $350,000, or 6%

Asset Quality

     Nonperforming assets (nonaccrual loans, restructured loans and OREO) were reduced from $15.0 million on December 31, 1995 to $14.7 million on March 31, 1996. Nonaccrual and restructured loans decreased $1.2 million, to $10.8 million. OREO increased from year end by $0.9 million, to $3.9 million. As of March 31, 1996 nonperforming assets equaled 1.19% of total assets, slightly down from the 1.20% level at year end 1995. Loans 90 or more days past due and still accruing interest were $1.1 million, down from $2.0 million at December 31, 1995.

     The Allowance for Loan Losses was $13.8 million as of quarter end, equal to 1.6% of loans outstanding, 127.5% of nonperforming
(nonaccrual and restructured) loans and 93.7% of total nonperforming assets. These compare to the year end 1995 levels of 1.7%, 122.9% and 98.5%, respectively.

     At March 31, 1996, loans for which impairment has been recognized in accordance with SFAS NO. 114 total $31.0 million, of which $29.0 million related to loans with no specific valuation reserve and $2.0 million related to loans with a specific valuation reserve of $0.7 million. During the first quarter of 1996 the average investment in impared loans was $33.7 million.

Financial Condition

Loans

     Total loans at March 31, 1996 were $880.5 million, down $13.0 million from the December 31, 1995 balance. Decreases in commercial real estate and consumer loans of $7.0 million and $5.7 million respectively accounted for nearly all of this change.

Securities Available for Sale

     The fair value of securities available for sale decreased
$0.9 million, with only minor changes in the portfolio mix.

Deposits

     At March 31, 1996, total deposits were $1,034.0 million, unchanged from the December 31, 1995 level. Demand deposits decreased $11.0 million during this period due to the normal runoff of year end balances. Offsetting this decrease were increases in Savings and Other Time deposits of $7.3 million and $3.7 million, respectively. Other Time deposits over $100,000 accounted for $0.6 million of the change in time deposit balances.

     Compared to March 31, 1995 balances, assets, deposits and equity increased 4.1%, 4.3% and 16.7%, respectively. The $42.3 million growth in deposits was the result of a $22.6 million increase in Demand Deposits and a $30.6 million increase in Other Time Deposits, with $9.9 million of the increase from time deposits of $100,000 or more. Offsetting these increases somewhat was a $10.8 million decrease in Savings, Now and Money Market Deposit accounts. Total loans decreased 3.4%, or $30.9 million, from March 31, 1995 to 1996. Commercial loans decreased $42.3 million, largely due to a $17.4 million reduction in Municipal
Loans. The additional liquidity that resulted from the decrease in the loan portfolio and increase in deposits was primarily invested in the Securities Available for Sale portfolio which increased $71.2 million from March 31, 1995.

Capital Resources

     Stockholders' equity increased from $111.8 million at year end to $113.1 million at March 31, 1996. Equity as a percent of total assets increased from 8.97% at year end 1995 to 9.15% at March 31, 1996. This increase was primarily the result of $2.8 million of earnings retained by the Company, net of a $1.8 million increase in the Security Valuation Allowance associated with the Security Available for Sale portfolio. As the current Risk Based Capital regulations exclude unrealized gains and losses from the definition of Capital, Tier I and Total Risk Based Capital ratios increased to 13.80% and 15.05% from their year end levels of 13.44% and 14.70%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Recent Developments

     The Company plans to replace Vermont National Bank's (VNB's) on-line teller system during the fourth quarter at an estimated total cost of $2.9 million. During the first quarter of 1996, VNB consummated the purchase of its Williston Road office at a cost of $0.7 million. No further additions to premises and equipment are expected to exceed $500,000.
All additions will be funded through the operation of the Company.

     The company adopted the following Statement of Financial Accounting Standards (SFAS) effective January 1, 1996:

     Standard         Title

     SFAS 121         "Accounting for the Impairment of Long-Lived Assets
                       and for Long-Lived Assets to be Disposed of"

     SFAS 122         "Accounting for Mortgage Servicing Rights"

     SFAS 123         "Accounting for Stock-based Compensation"

     The impact of adopting SFAS 121 and SFAS 123 was immaterial. The income effect of adopting SFAS 122 was an increase to pretax earnings of $108,000 or .84% of loans sold, an amount slightly lower than the 1.0% management expected and disclosed in its form 10-K for December 31, 1995.

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


                                VERMONT FINANCIAL SERVICES CORP.


                                     /s/John D. Hashagen, Jr.
 Dated May 9, 1996              ________________________________
                                        John D. Hashagen, Jr.


                                     /s/Richard O. Madden
 Dated May 9, 1996              ________________________________
                                        Richard O. Madden