Form 10-Q/A
period 1996-03-31
VERMONT FINANCIAL SERVICES CORP
filed 1996-05-10
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                          ________________________

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

                                             NONE

 ITEM 5.  OTHER INFORMATION

                                             NONE

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

During the first quarter of 1996, the Company issued one form 8-K, disclosing a pending purchase of the Green Mountain Bank trust department. Green Mountain Bank is wholey owned subsidiary of Arrow Financial Corp. of Albany, NY.


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