Form 10-Q
period 1996-06-30
VERMONT FINANCIAL SERVICES CORP
filed 1996-08-08
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549
                              ________________________

                                     Form 10-Q

                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                             ________________________

                   For the Quarterly Period Ended June 30, 1996,
                                   Commission Files
                                     Number 0-11012

                             VERMONT FINANCIAL SERVICES CORP.

                                A DELAWARE CORPORATION

                      IRS EMPLOYER IDENTIFICATION NO.  03-0284445

                       100 Main Street, Brattleboro, Vermont 05301

                               Telephone:  (802) 257-7151
                               __________________________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                        Yes  X  No___

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            As of July 31, 1996  4,740,336


                                 Part I. FINANCIAL INFORMATION
                                VERMONT FINANCIAL SERVICES CORP.
                               Condensed Statements of Condition
                              June 30, 1996 and December 31, 1995
                             ($ in thousands,except per share data)
                                         (unaudited)

                                                 June 30,       December 31
ASSETS                                             1996             1995

Cash and Due from Banks                        $   53,019        $   53,834
Interest Bearing Balances with Banks                   52                62
Securities Available
  U.S. Treasury and U.S. Government Agencies      157,584           145,872
  Mortgage Backed Securities                       70,514            75,753
  State and Municipal                              10,952            10,342
  Other                                            16,688            17,715
                                                ---------          --------
    Total Securities Available for Sale           255,738           249,682

Federal Funds Sold                                 12,728             8,925
Loans:
  Commercial                                      175,666           170,162
  Commercial Real Estate                          198,057           207,049
  Residential Real Estate                         426,810           415,468
  Consumer                                         93,797           100,791
                                                ---------          --------
    Total Loans                                   894,330           893,470
  Less:  Allowance for Loan Losses                 14,510            14,761
                                                ---------          --------
    Net Loans                                     879,820           878,709
Premises and Equipment                             20,820            20,366
Real Estate Held for Investment                     1,355             1,309
Other Real Estate Owned (OREO) - net of
 reserve of $79 in 1996 and $517 in 1995            2,064             2,977
Goodwill and Other Intangibles                      2,546             2,747
Other Assets                                       30,926            28,058
                                                ---------         ---------
    Total Assets                               $1,259,068     $   1,246,669
                                                =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                      $   135,156      $    137,504
  Savings, NOW & Money Market Accounts            599,075           594,580
  Other Time:  Under $100,000                     265,641           263,915
               Over  $100,000                      36,820            37,958
                                                ---------         ---------
    Total Deposits                              1,036,692         1,033,957
Federal Funds Purchased and Securities Sold
 Under Agreements to Repurchase                    62,526            79,773
Liabilities for Borrowed Money                     36,882            11,892
Other Liabilities                                   9,357             9,214
                                                ---------         ---------
    Total Liabilities                           1,145,457         1,134,836
Stockholders' Equity
Common Stock - $1 Par Value
   Authorized 20,000,000 shares
   Issued :                 1996--4,885,773 shares
                            1995--4,878,954 shares  4,885             4,883
Preferred Stock - $1 Par Value
    Authorized 5,000,000 shares
Capital Surplus                                    49,503            49,427
Undivided Profits                                  64,979            59,464
Security Valuation Allowance                       (3,212)                9
Treasury Stock              1996-- 110,552 shares
                            1995-- 103,238 shares  (2,544)           (1,950)
                                                ---------          ---------
    Total Stockholders' Equity                    113,611           111,833

    Total Liabilities and Stockholders' Equity $1,259,068     $   1,246,669
                                                =========         =========
Fully Diluted Tangible Book Value
        per Share of Common Stock                  $22.98            $22.47


Vermont Financial Services Corp.
Condensed Statements of Income
(in thousands,except per share data)

(unaudited)

                                        Three Months Ended    Six months ended
                                              June 30,             June 30,
                                          1996      1995       1996      1995
Interest Income
Interest and Fees on Loans           $   20,386 $  21,125   $ 40,777  $ 41,333
Interest on Securities Available for Sale:
  Taxable Interest Income                 3,729     2,696      7,267     5,301
  Tax Exempt Interest Income                118       105        238       211
Interest on Short Term Investments          243        86        499       230

       Total Interest Income             24,476    24,012     48,781    47,075
Interest Expense
Interest on Deposits                      9,087     9,088     18,456    17,645
Interest on Federal Funds Purchased,
   Borrowed Money and Securities Sold
   under Agreements to Repurchase         1,073     1,285      2,134     2,356
       Total Interest Expense            10,160    10,373     20,590    20,001
       Net Interest Income               14,316    13,639     28,191    27,074
Less:  Provision for Loan Losses            900     1,000      1,800     2,000

Net Interest Income After
   Provison for Loan Losses              13,416    12,639     26,391    25,074
Other Operating Income
Securities Gains                              0        76          8        76
Trust Department Income                     871       771      1,747     1,542
Service Charges on Deposit Accounts       1,515     1,441      3,106     2,790
Serviced Mortgage Fees                      422       481        833     1,014
Credit Card Merchant Income                 656       588      1,308     1,181
Other Noninterest Income                    968     1,089      1,947     1,950

       Total Other Operating Income       4,432     4,446      8,949     8,553

Other Operating Expens
Salaries and Wages                        4,595     4,292      9,050     8,619
Pension and Other Employee Benefits       1,325     1,118      2,699     2,270
Occupancy of Bank Premises, net             852       789      1,744     1,686
Furniture and Equipment                     993     1,039      2,007     2,113
FDIC Assessment                               1       568          3     1,134
Credit Card Merchant Expense                417       135        818       723
OREO & Collection Expense/Losses, net       450       579        996     1,302
Other Noninterest Expense                 3,082     3,139      5,832     5,656

       Total Other Operating Expense     11,715    11,659     23,149    23,503

Net Overhead                             (7,283)   (7,213)   (14,200)  (14,950)

Income Before Income Taxes                6,133     5,426     12,191    10,124
Applicable Income Tax Expense             2,124     1,727      4,241     3,253

Net Income                            $   4,009 $   3,699   $  7,950  $  6,871
                                        ========  ========   ======== ========
Earnings Per Common Share (Based on
   Average Number of Common Shares Out-
   standing for the Respective Period) Net
   Income -- Primary and Fully Diluted  $  0.83  $   0.77   $   1.64  $   1.44


                            VERMONT FINANCIAL SERVICES CORP.
                           CONDENSED STATEMENTS OF CASH FLOW
                                      (unaudited)

                                                        6 months ended June 30,
                                                              1996      1995
                                                            ------    ------
      OPERATING ACTIVITIES                                    (in thousands)

       Net Income                                            $7,950     $6,871
       Adjustments to reconcile net income to net
         cash provided by operating activities:
          Provision for Loan Losses                           1,800      2,000
          Provision for depreciation                          1,510      1,584
          Amortization and accretion on securities              538        309
          Deferred income taxes                                 698        320
          Security (gains)                                       (8)       (76)
          Proceeds from sale of loans                        34,067     14,309
          Loans originated for sale                         (32,849)   (11,107)
          Losses on OREO                                        249        651
          (Increase) in interest receivable
            and other assets                                 (1,622)      (556)
          (Increase) in real estate held
            for investment                                      (46)       (34)
          Increase in interest payable
            and other liabilities                               143        751
                                                           ---------  ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES         12,430     15,022

      INVESTING ACTIVITIES
          Proceeds from sales of securities                  10,403     12,192
          Proceeds from maturities of securities             31,592      3,525
          Purchases of securities                           (53,546)   (18,315)
          Proceeds from sales of OREO                         2,354      2,036
          Purchases of loans                                 (1,060)    (1,441)
          Net (Increase) Decrease in loans                   (4,759)     3,145
          Purchase of premises and equipment                 (1,964)    (1,443)
                                                           ---------  ---------
          NET CASH (USED BY) INVESTING ACTIVITIES           (16,980)      (301)

      FINANCING ACTIVITIES
          Net Increase (Decrease) in deposits                 2,735    (19,705)
          Net Increase in short-term borrowings               7,743        509
          Issuance of common stock                               82        745
          Purchase of Treasury Stock                           (597)         0
          Cash dividends                                     (2,435)    (1,854)
                                                           ---------  ---------
           NET CASH PROVIDED BY (USED BY) FINANCING
            ACTIVITIES                                        7,528    (20,305)

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   2,978     (5,584)
           Cash and cash equivalents at beginning
            of period                                        62,821     73,107
                                                           ---------  ---------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD       $65,799    $67,523
                                                           =========  =========
      Non-monetary Transactions:
          Transfer of Loans to OREO for the periods ended June 30, 1996 and 1995 totaled $1,690 and $2,186, respectively.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

        For the Six-Month Periods Ended June 30, 1996 and 1995

Overview

        The first half of 1996 resulted in net income of $7,950,000 or $1.64 per share, versus $6,871,000, or $1.44 per share in the same period of 1995. Income before taxes improved by $2,067,000 from 1995's first six months, primarily due to a $1,581,000, or 4.4% increase in net net revenue, a combin-ation of net interest income plus other operating income, net of securities gains.

        The annualized return on average total assets was 1.29% versus 1.17% and the annualized return on average stockholders' equity was 14.18% versus 14.39% for the first half of 1996 and 1995, respectively.

        In the opinion of Management, all adjustments which are necessary to the fair statement of the consolidated financial position of Vermont Financial Services Corp., (the Company), and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflected and all such adjustments are of a normal recurring nature.

Results of Operations

        Net Interest Income of $28.2 million for the first half of 1996 represented a $1.1 million increase from the same period in 1995. The net interest margin was 4.99% in 1996, down from 5.05% a year earlier. The increase in net interest income was due to a $38.8 million increase in average earning assets and financial resources and a $213,000 increase in charges and fees on loans as mortgage loan originations increased $16.8 million or
 40.5% over the prior year.

        At June 30, 1996, the mortgage servicing portfolio totaled $435.2 million compared to $420.6 million at year end. This portfolio generates approximately $139,000 of servicing income on a monthly basis.

        Net overhead for the first six months of 1996 decreased $750,000, or 5.0%, over the same 1995 period. This was due to nearly equal improvements in other operating income and expense.

        Other operating income (net of securities gains) increased $464,000. Trust department income, service charges on deposits and credit card merchant income increased $205,000, $316,000 and $127,000, respectively. Partially offsetting these improvements was a $181,000 decrease in serviced mortgage fees. This decrease was due to Company's sale of the right to service $29.0 million of mortgage loans on second home properties during the second quarter of 1995 at a gain of $170,000.

        Other operating expenses decreased $354,000 or 1.5% from $23,503,000 during the first six months of 1995.Furniture and equipment exp-enses decreased $106,000 and FDIC insurance expense decreased $1,131,000. These improvements were partially offset by an $860,000 increase in salaries and benefits.

Asset Quality

        Nonperforming assets (nonaccrual loans, restructured loans and OREO) were reduced from $15.0 million on December 31, 1995 to $11.8 million on June 30, 1996 due to nonaccrual loans and OREO decreasing $2.3 million, and $0.9 million, respectively. As of June 30, 1996 nonperforming assets equaled 1.3% of total loans plus OREO, down from 1.7% at year end 1995. Loans 90 or more days past due and still accruing interest were $2.1 million, up slightly from $2.0 million at December 31, 1995.

        The Allowance for Loan Losses was $14.5 million as of quarter end, equal to 1.6% of loans outstanding, 149.1% of nonperforming (nonaccrual and restructured) loans and 123.0% of total nonperforming assets. These compare to the year end 1995 levels of 1.7%, 122.9% and 98.5%, respectively.

        At June 30, 1996 loans for which impairment has been recognized in accordance with SFAS NO. 114 totalled $31.8 million, of which $30.0 mill-ion pertained to loans with no specific valuation reserve and $1.8 million per-tained to loans with a specific valuation reserve of $0.6 million. During the first half of 1996 the average investment in impaired loans was $32.1 million.

Financial Condition

Loans

        Total loans at June 30, 1996 were $894.3 million, up $0.9 million from the December 31, 1995 balance. Decreases in commercial real estate and consumer loans of $9.0 million and $7.0 million,respectively, were more than offset by a $5.5 million increase in commercial loans and a $11.4 in-crease in residential real estate loans.

   Securities Available for Sale

        The amortized cost of securities available for sale increased $11.0 million. U.S Agency securities increased $15.0 million, U.S. Treasuries increased $0.5 million and State and Municipal securities increased $0.7 million. These increases were partially offset by decreases in Mortgage Backed and other securities of $4.1 million and $1.0 million, respectively. A rise in interest rates caused a shift from the unrealized gain of $.01 million at year end 1995 to a $4.96 million unrealized loss at June 30, 1996.

   Deposits

        At June 30, 1996, total deposits were $1,036.7 million, an increase of $2.7 million, or 0.3% from the December 31, 1995 level. Demand deposits decreased $2.3 million during this period due to the normal runoff of year end balances. Savings, Now and Money Market Accounts increased $4.5 million during the six months. Other time deposits (CDs) increased by $0.6 million, with a $1.1 million decrease in CDs over $100,000 and a $1.7 million increase in CD's under $100,000.

        Compared to June 30, 1995 balances, assets, deposits and equity increased 4.9%, 4.4% and 9.5% respectively. Loans decreased 0.6% or
$5.7 million from June 30, 1995 to 1996. The growth in deposits was primarily the result of a $23.9 million increase in demand deposits and a $11.8 million increase in certificates of deposit under $100,000.

   Capital Resources

        Stockholders' equity increased from $111.8 million at year end to $113.6 million at June 30, 1996. Equity as a percent of total assets increased from 8.97% at year end 1995 to 9.02% at June 30, 1996. This increase was a result of $5.5 million in earnings that were retained by the company net of a $3.2 million increase in the Security Valuation Allowance associated with the securities available for sale portfolio and a $0.6 million increase in treasury stock as the company undertook its stock buyback program (see Recent
 Developments).
          As the current risk based Capital regulations exclude unrealized gains and losses from the definition of Capital, Tier I and Total Risk Based Capital ratios increased to 13.91% and 15.17% from their year end levels of 13.44% and 14.70%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Recent Developments

        The Company plans to replace Vermont National Bank's on-line teller system during the fourth quarter of 1996 at an estimated total cost of $2.9 million. No other additions to premises and equipment are expected to exceed $500,000. All additions will be funded through operation of the Company.

        During the second quarter of 1996 one director, Donald E. O'Brien, retired from the Board of Directors. The Company has the option to fill this position.

        The company announced during the second quarter that its Board of Directors approved the repurchase of up to 3%, or 140,000 shares of its out-standing common stock. This is a continuation of the repurchase program inst-ituted in 1987 under which shares are repurchased to cover unexcercised options that are expected to be excercised. These shares are held in treasury pending reissuance when options are excercised. The repurchase program will be accomp-lished through a series of transactions on the open market. As of June 30, 1996, 28,000 shares had been repurchased under this program.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                                            NONE

ITEM 2.  CHANGES IN SECURITIES

                                            NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At its annual meeting held on April 30, 1996, four class III directors Anthony F. Abatiell, Francis L. Lemay, Roger M. Pike and Mark W. Richards, were re-elected to their positions as board members. Of the 4,789,770 shares outstanding , 82.01 % of shares were represented at the meeting.

Results were as follows:

Director                        Votes for       % of  Total Votes cast
- -------------                 -------------    ------------------------
Anthony F. Abatiell             3,916,260               99.70%
Francis L. Lemay                3,922,278               99.85%
Roger M. Pike                   3,922,023               99.85%
Mark W. Richards                3,922,023               99.85%

ITEM 5.  OTHER INFORMATION

                                             NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                             NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VERMONT FINANCIAL SERVICES CORP.


Dated August 2, 1996           /s/ John D. Hashagen, Jr.
                              President and Chief Executive Officer


Dated August 2, 1996           /s/ Richard O. Madden
                               Executive Vice President, Treasurer and Secretary