Form 10-Q
period 1996-09-30
VERMONT FINANCIAL SERVICES CORP
filed 1996-11-12
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                                   Washington, DC  20549

                                 ________________________

                                         Form 10-Q

                       Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                 ________________________

                    For the Quarterly Period Ended September 30, 1996,
                                     Commission Files
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

                                       Yes  X  No___

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         As of October 31, 1996  4,702,686


                               Part I. FINANCIAL INFORMATION
                              VERMONT FINANCIAL SERVICES CORP.
                             Condensed Statements of Condition
                           September 30, 1996 and December 31, 1995
                           ($ in thousands,except per share data)
                                         (unaudited)


                                               September 30,    December 31,
     ASSETS                                        1996             1995

     Cash and Due from Banks                    $   58,178     $    53,834
     Interest Bearing Balances with Banks               66              62
     Securities Available
      U.S. Treasury and U.S. Government Agencies   173,508         145,872
      Mortgage Backed Securities                    67,785          75,753
      State and Municipal                           10,734          10,342
      Other                                         11,228          17,715
                                                 ---------        --------
       Total Securities Available for Sale         263,255         249,682

     Federal Funds Sold                                400           8,925
     Loans:
      Commercial                                    182,484        170,162
      Commercial Real Estate                        199,621        207,049
      Residential Real Estate                       429,798        415,468
      Consumer                                       95,326        100,791
                                                  ---------       --------
       Total Loans                                  907,229        893,470
      Less:  Allowance for Loan Losses               14,193         14,761
                                                  ---------      ---------
       Net Loans                                    893,036        878,709
     Premises and Equipment                          21,782         20,366
     Real Estate Held for Investment                  1,373          1,309
     Other Real Estate Owned (OREO) - net of
      reserve of $58 in 1996 and $517 in 1995         1,867          2,977
     Goodwill and Other Intangibles                   6,141          2,747
     Other Assets                                    30,547         28,058
                                                  ---------       --------
       Total Assets                             $ 1,276,645    $ 1,246,669
                                                  =========      =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Deposits:
      Demand                                    $   145,709    $   137,504
      Savings, NOW & Money Market Accounts          624,002        594,580
      Other Time:  Under $100,000                   266,130        263,915
                   Over  $100,000                    38,473         37,958
                                                  ---------      ---------
       Total Deposits                             1,074,314      1,033,957
     Federal Funds Purchased and Securities Sold
      Under Agreements to Repurchase                 65,562         79,773
     Liabilities for Borrowed Money                  12,175         11,892
     Other Liabilities                                9,140          9,214
                                                  ---------       --------
        Total Liabilities                         1,161,191      1,134,836
     Stockholders' Equity
     Common Stock - $1 Par Value
      Authorized 20,000,000 shares
      Issued :   1996--4,885,773 shares
                 1995--4,878,954 shares               4,887          4,883
     Preferred Stock - $1 Par Value
      Authorized 5,000,000 shares
     Capital Surplus                                 49,526         49,427
     Undivided Profits                               67,893         59,464
     Security Valuation Allowance                    (2,230)             9
     Treasury Stock    1996-- 110,552 shares
                       1995-- 103,238 shares         (4,622)        (1,950)
                                                  ---------      ---------
        Total Stockholders' Equity                  115,454        111,833

        Total Liabilities and Stockholders'     $ 1,276,645    $ 1,246,669
                                     Equity       =========      =========

     Fully Diluted Tangible Book Value
           per Share of Common Stock                 $22.87         $22.47


     Vermont Financial Services Corp.
     Condensed Statements of Income
     (in thousands,except per share data)

     (unaudited)

                                        Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                            1996      1995      1996      1995
     Interest Income
     Interest and Fees on Loans         $ 20,250  $ 21,169  $ 61,027 $ 62,502
     Interest on Securities
       Available for Sale:
        Taxable Interest Income            3,853     2,902    11,120    8,203
        Tax Exempt Interest Income           124       112       362      323
     Interest on Short Term Investments      193       357       692      587

         Total Interest Income            24,420    24,540    73,201   71,615
     Interest Expense
     Interest on Deposits                  9,231     9,468    27,687   27,113
     Interest on Federal Funds Purchased,
      Borrowed Money and Securities under
      Agreement to Repurchase              1,156     1,364     3,290    3,720
       Total Interest Expense             10,387    10,832    30,977   30,833
       Net Interest Income                14,033    13,708    42,224   40,782
     Less:  Provision for Loan Losses        800     1,000     2,600    3,000

     Net Interest Income After
      Provision for Loan Losses           13,233    12,708    39,624   37,782
     Other Operating Income
     Securities Gains                          3         3        11       79
     Trust Department Income               1,000       811     2,747    2,353
     Service Charges on Deposit Accounts   1,477     1,432     4,583    4,222
     Serviced Mortgage Fees                  429       449     1,262    1,463
     Credit Card Merchant Income             933       820     2,241    2,001
     Other Noninterest Income                993       896     2,940    2,846

       Total Other Operating Income        4,835     4,411    13,784   12,964

     Other Operating Expense
     Salaries and Wages                    4,747     4,444    13,797   13,063
     Pension and Other Employee Benefits   1,334     1,167     4,033    3,437
     Occupancy of Bank Premises, net         828       829     2,572    2,515
     Furniture and Equipment                 986     1,035     2,993    3,148
     FDIC Assessment                           1       (69)        4    1,065
     Credit Card Merchant Expense            635       512     1,453    1,235
     OREO & Collection Expense/Losses, net   235       414     1,231    1,716
     Other Noninterest Expense             3,039     2,712     8,871    8,368

       Total Other Operating Expense      11,805    11,044    34,954   34,547

     Net Overhead                         (6,970)   (6,633)  (21,170) (21,583)

     Income Before Income Taxes            6,263     6,075    18,454   16,199
     Applicable Income Tax Expense         2,096     2,049     6,337    5,302

     Net Income                        $   4,167  $  4,026  $ 12,117 $ 10,897
                                        ========  ========   ========  ========
     Average Fully Diluted Shares
      Outstanding                      4,806,362 4,835,501 4,835,044 4,799,898
     Earnings Per Common Share (Based on
      Average Number of Common Shares
      Outstanding for the Respective Period)
      Net Income - Primary
          and Fully Diluted            $    0.87  $   0.83  $   2.51  $   2.27


                            VERMONT FINANCIAL SERVICES CORP.
                           CONDENSED STATEMENTS OF CASH FLOW
                                     (unaudited)

                                             9 Months Ended September 30,
                                                   1996           1995
                                                 ------           ------
     OPERATING ACTIVITIES                             (in thousands)

     Net Income                                  $12,117       $10,897
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for Loan Losses                   2,600         3,000
       Provision for depreciation                  2,259         2,393
       Amortization and accretion on securities      582           455
       Deferred income taxes                         484           768
       Security (gains)                              (11)          (76)
       Proceeds from sale of loans                46,832        25,410
       Loans originated for sale                 (47,071)      (23,967)
       Losses on OREO                                312           565
       (Increase) Decrease in interest receivable
         and other assets                         (5,155)          512
       (Increase) in real estate held
         for investment                              (64)          (39)
       (Decrease) Increase in interest payable
         and other liabilities                       (74)          677
                                                  -------      -------
         NET CASH PROVIDED BY OPERATING
                             ACTIVITIES           12,811        20,595

     INVESTING ACTIVITIES

        Proceeds from sales of securities         17,478        16,549
        Proceeds from maturities of securities    40,211         5,371
        Purchases of securities                  (75,283)      (51,784)
        Proceeds from sales of OREO                3,413         3,192
        Purchases of loans                        (2,031)       (1,441)
        Net (Increase) in loans                  (17,272)       (7,133)
        Purchase of premises and equipment        (3,675)       (1,754)
                                                --------      --------
          NET CASH (USED BY) INVESTING
                             ACTIVITIES          (37,159)      (37,000)
     FINANCING ACTIVITIES
        Net Increase in deposits                  40,357         6,883
        Net (Decrease) Increase in
                     short-term borrowings       (13,928)           44
        Issuance of common stock                     109           822
        Purchase of Treasury Stock                (2,678)            0
        Cash dividends                            (3,689)       (2,880)
                                                 --------      --------
         NET CASH PROVIDED BY FINANCING
                              ACTIVITIES         20,171          4,869

        (DECREASE) IN CASH AND CASH EQUIVALENTS  (4,177)       (11,536)
         Cash and cash equivalents at beginning
          of period                              62,821         73,107
                                               --------       --------
         CASH AND CASH EQUIVALENTS
                       AT THE END OF PERIOD     $58,644        $61,571
                                              =========      =========
     Non-monetary Transactions:
       Transfer of Loans to OREO for the periods ended September 30, 1996 and 1995 totaled $2,615 and $2,705, respectively.

     ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

          For the Nine-Month Periods Ended September 30, 1996 and 1995

     Overview

          The first nine months of 1996 resulted in net income of $12,117,000 or $2.51 per share, versus $10,897,000, or $2.27 per share in the same period of 1995. Income before taxes improved by $2,255,000 from 1995's first nine months, primarily due to a $2,330,000, or 4.3% increase in net net revenue, a combination of net interest income plus other operating income, net of securities gains.

          The annualized return on average total assets was 1.29% versus 1.22% and the annualized return on average stockholders' equity was 14.18% versus 14.20% for the first nine months of 1996 and 1995, respectively.

         In the opinion of Management, all adjustments which are necessary to the fair statement of the consolidated financial position of Vermont Financial Services Corp., (the Company), and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflected and all such adjustments are of a normal recurring nature.

     Results of Operations

          Net Interest Income of $42.2 million for the nine months ended September 30, 1996 represented a $1.4 million increase from the same period in 1995. The net interest margin was 4.94% in 1996, down from 4.99% a year earlier. The increase in net interest income was due to a $44.4 million increase in average earning assets and financial resources and a $288,000 increase in charges and fees on loans as mortgage loan originations increased $12.7 million or 16.3% over the prior year.

          At September 30, 1996, the mortgage servicing portfolio totaled $433.3 million compared to $420.6 million at year end. This portfolio generates approximately $143,000 of servicing income on a monthly basis.

          Net overhead for the first nine months of 1996 decreased $481,000, or 2.2%, over the same 1995 period. This was due to a $888,000 improvement in other operating income net of a $407,000 increase in other operating expense.

          Other operating income (net of securities gains) increased
     $888,000.

           Trust department income, service charges on deposits and credit card merchant income increased $394,000, $361,000 and $240,000, respectively. Partially offsetting these improvements was a $201,000 decrease in serviced mortgage fees. This decrease was partially due to the Company's sale of the right to service $29.0 million of mortgage loans on second home properties during the second quarter of 1995 at a gain of $170,000.

          Other operating expenses increased $407,000, or 1.2%, from $34,547,000 during the first nine months of 1995. Furniture and equipment expenses decreased $98,000 and FDIC insurance expense decreased $1,059,000. OREO and Collection Expense/Losses decreased $485,000, or 28%, as nonperforming assets decreased 33% from their balances at September 30, 1995. These improvements were more than offset by a $1,330,000 increase in salaries and benefits, a $218,000 increase in credit card merchant expense and a $503,000 increase in other non-interest expense.

     Asset Quality

          Nonperforming assets (nonaccrual loans, restructured loans and OREO) were reduced from $15.0 million on December 31, 1995 to $11.0 million on September 30, 1996 due to nonaccrual loans and OREO decreasing $2.8 million, and $1.1 million, respectively. As of September 30, 1996 nonperforming assets equaled 1.2% of total loans plus OREO, down from 1.7% at year end 1995. Loans 90 or more days past due and still accruing interest were $1.7 million, down slightly from $2.0 million at December 31, 1995.

          The Allowance for Loan Losses was $14.2 million as of quarter end, equal to 1.6% of loans outstanding, 155.8% of nonperforming (nonaccrual and restructured) loans and 129.3% of total nonperforming assets. These compare to the year end 1995 levels of 1.7%, 122.9% and 98.5%, respectively.

          At September 30, 1996 loans for which impairment has been recognized in accordance with SFAS NO. 114 totalled $29.6 million, of which $28.3 million pertained to loans with no specific valuation reserve and $1.3 million pertained to loans with a specific valuation reserve of $0.5 million. For the nine months ended September 30, 1996 the average investment in impaired loans was $33.0 million.

     Financial Condition

     Loans

          Total loans at September 30, 1996 were $907.2 million, up $13.8 million from the December 31, 1995 balance. Decreases in commercial real estate and consumer loans of $7.4 million and $5.4 million, respectively, were more than offset by a $12.3 million increase in commercial loans and a $14.3 increase in residential real estate loans.

     Securities Available for Sale

          The amortized cost of securities available for sale increased $17.0 million. U.S Agency securities increased $30.0 million, U.S. Treasuries and State and Municipal securities each increased $0.4 million. These increases were partially offset by decreases in Mortgage Backed and other securities of $7.3 million and $6.5 million, respectively. A rise in interest rates caused a shift from the unrealized gain of $.01 million at year end 1995 to a $3.44 million unrealized loss at September 30,1996.

     Deposits

          At September 30, 1996, total deposits were $1,074.3 million, an increase of $40.4 million, or 3.9%, from the December 31, 1995 level. Growth occurred in all deposit categories during the nine months as follows:

                                                   Incr.(Decr)
                                                  (in millions)
                                                   ------------
          Demand                                       $ 8.2
          Savings, NOW & Money Market Accounts          29.5
          Other Time: Under $100,000                     2.2
                      Over  $100,000                     0.5
                                                    ----------
                                Total                  $40.4


          Compared to September 30, 1995 balances, assets, deposits and equity increased 3.8%, 5.4% and 7.8% respectively. Loans decreased 0.6% or $5.3 million from September 30, 1995 to 1996. The growth in deposits was primarily the result of a $28.6 million increase in demand deposits and a $18.7 million increase in savings, NOW and money market deposit account balances.

     Capital Resources

          Stockholders' equity increased from $111.8 million at year end to $115.5 million at September 30, 1996. Equity as a percent of total assets increased from 8.97% at year end 1995 to 9.04% at September 30, 1996. This increase was a result of $8.4 million in earnings that were retained by the company net of a $2.2 million increase in the Security Valuation Allowance associated with the securities available for sale portfolio and a $2.7 million increase in treasury stock as the company undertook its stock buyback program (see Recent Developments).
     As the current risk based Capital regulations exclude unrealized gains and losses from the definition of Capital, Tier I and Total Risk Based Capital ratios increased to 13.79% and 15.05% from their year end levels of 13.44% and 14.70%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

     Recent Developments

          The Company plans to replace Vermont National Bank's on-line teller system during the fourth quarter of 1996 at an estimated total cost of $2.9 million. No other additions to premises and equipment are expected to exceed $500,000. All additions will be funded through operation of the Company.

          The company announced during the second quarter that its Board of Directors approved the repurchase of up to 3%, or 140,000 shares of its outstanding common stock. This is a continuation of the repurchase program instituted in 1987 under which shares are repurchased to cover unexercised options that are expected to be exercised. These shares are held in treasury pending reissuance when options are exercised. The repurchase program will be accomplished through a series of transactions on the open market. As of September 30, 1996, 93,000 shares had been repurchased under this program.

          The Company completed its purchase of the Green Mountain Bank Trust Department from Arrow Financial Corporation as of August 31, 1996. This transaction is expected to increase annual trust revenues to over $5 million and increase earnings per share by $0.03 per quarter beginning with the fourth quarter of 1996.

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

                                   VERMONT FINANCIAL SERVICES CORP.


          Dated November 4, 1996     /s/ John D. Hashagen, Jr.
                                     ________________________________
                                             John D. Hashagen, Jr.
                                     President and Chief Executive Officer


          Dated November 4, 1996     /s/  Richard O. Madden
                                     ________________________________
                                             Richard O. Madden
                                     Executive Vice President, Treasurer
                                                           and Secretary