Form 10-K405
period 1996-12-31
VERMONT FINANCIAL SERVICES CORP
filed 1997-03-19
CIK 706116

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                                FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 1996

[   ]	Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ________________ to _________________

Commission file number 0-11012

Vermont Financial Services Corp.
(Exact name of registrant as specified in its charter)

	DELAWARE				03-0284445
(State or other jurisdiction of 				(IRS Employer identification No.)
incorporation or organization)

100 MAIN STREET, BRATTLEBORO, VT		 05301
(Address of principal executive offices)			(zip code)

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to the Form 10-K. [X]


As of January 29, 1997, 4,606,728 shares of Registrant's Common Stock were outstanding, and the aggregate market value of the shares of such Common Stock held by non-affiliates (based upon the closing sale price on the NASDAQ National Market System over-the-counter market) was approximately $181,965,756.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

- The index for exhibits is on Page 53.


                      CAUTIONARY STATEMENT FOR PURPOSES OF THE
                  PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements
which are other than  statements  of historical fact.   The Company wishes to
caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiaries must comply, the cost of such compliance and the potentially material adverse effects if the Company or any of its banking subsidiaries were not in substantial compliance either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

                      VERMONT FINANCIAL SERVICES CORP.
                            BRATTLEBORO, VERMONT

                                    PART I

Item 1 - Business

     Vermont Financial Services Corp. (VFSC), a Delaware corporation organized in 1990, is a registered bank holding company under the Bank Holding Company
Act of 1956, as amended, and its main office is located in Brattleboro, Vermont. Assets of VFSC were $1,313 million at December 31, 1996. VFSC owns 100 percent of the stock of Vermont National Bank (VNB) and United Bank (UB). VFSC has no other active subsidiaries and engages in no activities other than holding the stock of VNB and UB (the Banks).

Vermont National Bank

     VNB, a national banking association, is the successor to the original Bank of Brattleborough, which was chartered in 1821. VNB is the second largest bank in the State of Vermont with total deposits of $873 million, total loans of $709 million and total assets of $1,041 million at December 31, 1996. VNB conducts business through 33 offices located in seven of Vermont's 14 counties, including the cities of Brattleboro, Burlington, Rutland and Montpelier. The offices of VNB are in good physical condition with modern equipment and facilities adequate to meeting the banking needs of customers in the communities served.

     VNB offers a wide range of personal and commercial banking services, including the acceptance of demand, savings, and time deposits; making and servicing secured and unsecured loans; issuing letters of credit; and offering fee based services. In addition, VNB offers a wide range of trust and trust related services, including services as executor, trustee, administrator, custodian and guardian. VNB lending services include making real estate, commercial, industrial, agricultural and consumer loans. VNB also offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. VNB provides financial and investment counseling to municipalities and school districts within its service area and also provides central depository, lending payroll and other banking services for such customers. VNB also provides safe deposit facilities, Master Card and Visa credit card services. Over ninety percent of VNB's loans are made to individuals and businesses which are located in or have properties in Vermont. VNB owns and operates 30 automated teller machines (ATMs) at its branch locations and 12 ATMs in other locations. In addition, VNB is a member of the Plus, NYCE, and VISA networks and has access to the Honor, Cirrus, Discover, American Express and Master Card networks.

According to the State Department of Banking, Insurance and Securities, as of December 31, 1995, 5 state-chartered savings banks, 12 state-chartered commercial banks and 10 national banks are located and do business in the State of Vermont, the area in which VNB conducts its business. As of such date, VNB had 12.9%, 12.2% and 12.6% of the total assets, loans and deposits, respectively, of these 27 banking institutions.

United Bank

     UB is a Massachusetts chartered stock savings bank originally incorporated in 1855 as the Shelburne Falls Five Cent Savings Bank, which subsequently changed its name to the Shelburne Falls Savings Bank. In 1975, the Shelburne Falls Savings Bank merged with the Conway Savings Bank under the name of United Savings Bank (USB). In 1978, USB merged with the Haydenville Savings Bank. USB centralized its operations in Greenfield in 1981. In April, 1988, USB purchased the deposits, real estate, furniture and equipment of four (4) branch offices of First National Bank of Boston located in Shelburne Falls, Greenfield (2) and South Deerfield, all in Franklin County, Massachusetts. The deposits of these four offices totaled $40.4 million. In 1995 United Savings Bank changed its name to United Bank. UB maintains full service banking offices in Greenfield (2), Conway, Hatfield, Haydenville, Shelburne Falls and South Deerfield. UB's market area is centered in Franklin County which abuts the southern borders of both Vermont and New Hampshire. At December 31, 1996 UB had total assets of $240 million, total loans of $202 million and total deposits of $215 million.

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

     The Banks compete on the local and the regional levels with other commercial banks and financial institutions for all types of deposits, loans and trust accounts. Current principal competitors include metropolitan banks and financial institutions based in southern New England and New York City, many of which have greater financial resources. The continuing consolidation of the banking industry, together with changes in interstate banking and branching laws, increases the likelihood that the Banks will face increasing competition from national as well as regional competitors.

     In the retail market for financial services, competitors include other banks, credit unions, finance companies, thrift institutions and, increasingly, brokerage firms, insurance companies, and mortgage loan companies.

     In the personal and commercial trust business, competitors include mutual funds, insurance companies and investment advisory firms.

     VFSC and its subsidiaries, on December 31, 1996, employed approximately 620 persons. They enjoy good relations with their employees. A variety of employee benefits are available to officers and employees, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan and an incentive savings and profit sharing plan.

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

     Supervision and Regulation. VFSC and the Banks are subject to extensive regulation under federal and state law. VFSC is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended. VNB, a national banking association under the National Bank Act, is subject to regulation, supervision and examination by the Comptroller fo the Currency (the "OCC"). UB, a Massachusetts-chartgered savings bank, is subject to examination, regulation and supervision by the Massachusetts Commissioner of Banks. In addition, deposits at both VNB and UB are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law, and both Banks are accordingly subject to supervision and regulation by the FDIC. Both Banks are also members of the Federal Home Loan Bank of Boston.

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress and state legislatures and before bank regulatory agencies. In addition, VFSC and the Banks are subject to other laws and regulations and to supervision and examination by other regulatory agencies, all of which directly or indirectly affect VFSC's operations, management and ability to make distributions.

Regulation of VFSC

     General.  VFSC is a bank holding company subject to supervision and
regulation by the  Federal Reserve Board.   The Federal Reserve Board has
authority to issue cease and desist orders and to assess civil money penalties against bank holding companies and their nonbank subsididaries, officers, directors and other affiliated parties and to remove officers, directors and other affiliated parties in order to terminate or prevent unsafe or unsound banking practices or violations of laws or regulations.

     The activities of VFSC and the companies that it controls or in which it holds more than 5% of the voting stock are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsididaries, or any other activity that the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies such as VFSC are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board or to acquire more than 5% of any class of voting stock of any company, including any bank that is not already majority-owned by the bank holding company.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of
1994 (the "Interstate Banking and Branching Act") permits a bank holding company to acquire banks in states other than its home state notwithstanding contrary provisions of state law, subject to the requirement that the bank holding company, before and after the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the United State and no more than 30% of such depsoits in that state (or such lesser or greater amount set by state law) and to any state requirement that the bank have been organized and oeprating for a minimum period of time, not to exceed five years.

     The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating insterstate branches, beginning June 1, 1997. In addition, a bank may now open new branches in a state in which it does not already have banking operations, if the laws of the state permit such de novo branching. Although the effect of such changes cannot be predicted precisely, they are likely to make it easier for out-of-state banks to compete in the states where VFSC and the Banks operate.

     Dividends and Distributions. VFSC's ability to pay dividends depends upon the dividend income it receives from the Banks, which may be affected or limited by regulatory restrictions. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend that would impose undue pressure on the capital of subsidiary banks or that would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The Federal Reserve
Board has determined that it may be an unsound practice for a bank holding company to pay dividends unless its net income over the preceding year is sufficient to fund fully each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. At December 31, 1996 the Banks had available approximately $1.3 million for payment of dividends to VFSC under regulatory guidelines. VFSC has a policy to pay out over time 30%-35% of net income to shareholders in the form of cash dividends. Earnings for prior years as well as prospective earnings are analyzed to determine compliance with this policy. Dividend payout rates for any one year may vary from this long term payout policy based on these analyses and projections of future earnings and future capital needs. For the three-year period ended December 31, 1996, an aggregate of $2.47 per share of dividends were declared. Earnings per share for the same period were $9.06.

     Transactions with Affiliates. Various legal restrictions limit the extent to which bank holding companies and their nonbank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with their insured depository institution subsidiaries. "Covered transactions" are defined by statute to include loans or extensions of credit to and from affiliates, purchases of or investments in securities issued by affiliates, purchases of assets from affiliates unless exempted by the Federal Reserve Board, acceptance of securities issued by affiliates as collateral for a loan or extension of credit to any person or company, and the issuance of guaranties, acceptances or letters of credit on behalf of affiliates. The aggregate amount of such covered transactions between an insured depository institution (and its subsidiaries) and its nondepository affiliates is limited to not more than 10% (in the case of any single affiliate) and not more than 20% (in the case of all affiliates) of the capital stock and surplus of the insured depository institution. Covered transactions are also subject to certain collateral security requirements.

     In addition, a bank holding company and its subsidiaries are generally prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property or furnishing of services unless the Federal Reserve Board, pursuant to authority available under applicable law, permits an exception to the tying prohibitioins. A Federal Reserve Board rule, effective September 2, 1994, amended the antitying provisions to permit a bank or bank holding company to offer a lower price on a loan, deposit or trust service (a "traditional bank product") or on securities brokerage services, on the condition that the customer obtain a traditional bank product from an affiliate. In addition, effective January 23, 1995, a bank holding company or a nonbank subsidiary may offer lower prices on any of its products or services on the condition that the customer obtain another product or service from such company or any of its nonbank affiliates, provided that all products offered in the package arrangement are separately available for purchase.

     Support of Subsidiary Banks. Under Federal Reserve Board policy, VFSC is expected to act as a source of financial strength to the Banks and to commit resources to support them. This support of the Banks may be required at times when VFSC may not be able to provide it. If the FDIC suffers or anticipates a loss-either as a result of default by a banking or thrift subsididary of VFSC or related to FDIC assistance provided to such subsididary in danger of default-other banking subsididaries of VFSC may be assessed for the FDIC's loss, subject to certain exceptions. Applicable law defines "default" generally as the appointment of a conservator or receiver, and "in danger of default" as the existence of certain conditions indicating that, absent federal regulatory assistance, a default is likely to occur. In addition, capital loans by a bank holding company to its subsididary banks are subordinate in right of payment to depositors and certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulation of VNB and UB

     General. As a national bank, VNB is subject to supervision of and regulation by the Office of the Comptroller of the Currency (the "OCC"). UB is a stock-owned Massachusetts-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC)up to applicable legal limits and the Depository Insurance Fund (DIF) of Massachusetts, a private industry-sponsored insurer of excess deposits. Accordingly, UB is subject to examination, regulation and supervision by both the FDIC and the Massachusetts Commissioner of Banks. The Banks are also members of the Federal Home Loan Bank of Boston.

     	The operations of the Banks, including but not limited to their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act and management practices are subject to regular examination by, in the case of VNB, the OCC, and, in the case of UB, the FDIC and the Massachusetts Commissioner of Banks. In addition, the Banks' various corporate activites, including mergers and acquisitions and branch openings and closings, require the approval of the Banks' respective reguators. The Banks are also required to furnish quarterly and annual reports of income and condition to the FDIC and VNB files periodic reports with the OCC.

     The enforcement authorities of the Bank's primary federal banking regulators include the power to impose civil money penalties, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations governing their business activities. In addition, the FDIC has authority to terminate federal deposit insurance coverage with respect to banks that do not satisfy applicable regulatory capital requirements.

     The Banks' authority to pay dividends is subject to both specific statutory limitations and general safety and soundness regulatory constraints. In addition, federal legislation prohibits FDIC-insured depository institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements.

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

     Deposit Insurance. The Banks' deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC to the legal maximum of $100,000 for each insured depositor. The FDIA provides that the FDIC shall set deposit insurance assessment rates on a semi-annual basis to ensure adequate BIF reserves to cover BIF-insured deposits. The Banks' current assessment rates are $.01296 per $100 of deposits per year effective January 1, 1997.

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

     Consumer Protection Regulation; Bank Secrecy Act. Other aspects of the lending and deposit business of the Banks that are subject to regulation by the OCC in the case of VNB and the FDIC and the Massachusetts Commissioner of Banks, in the case of UB, include disclosure requirements with respect to interest, payment and other terms of consumer and residential mortgage loans and disclosure of interest and fees and other terms of and the availability of funds for withdrawal from consumer deposit accounts. In addition, the Banks are subject to federal and state laws and regulations prohibiting certain forms of discrimination in credit transactions, and imposing certain record keeping, reporting and disclosure requirements with respect to residential mortgage loan applications. In addition, the Banks are subject to federal laws establishing certain record keeping, customer identification, and reporting requirements with respect to certain large cash transactions, sales of travelers checks or other monetary instruments and the international transportation of cash or monetary instruments.

     Federal Home Loan Bank System. The Banks are members of the Federal Home Loan Bank of Boston, one of 12 regional Federal Home Loan Banks ("FHL Banks") each subject to Federal Housing Finance Board ("FHFB") supervision and regulation. The FHL Banks provide a central credit facility for member-insured institutions. As members of the FHLB of Boston, the Banks are required to own shares of capital stock in the FHLB of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHL Bank, whichever is greater. The Banks are in compliance with this requirement with an investment in FHLB stock at December 31, 1996 of $7.6 million. The maximum amount which the FHLB of Boston will advance for purposes other than meeting withdrawals fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Boston, and the maximum amount is reduced by borrowings from any other source except debentures with more than one year to maturity and/or debentures covered by a sinking fund.

Capital Requirements

     General. The OCC and the FDIC have established requirements with respect to the maintenance of appropriate levels of capital by national banks and state chartered banks that are not members of the Federal Reserve System ("state nonmember banks"), respectively. The Federal Reserve Board has established substantially identical guidelines with respect to the maintenance of appropriate levels of capital, on a consolidated basis, by bank holding companies. If a banking organization's capital levels fall below the minimum requirements established by its primary federal banking regulator, a bank or bank holding company will be expected to develop and implement a plan acceptable to such regulator to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Federal law also requires federal bank regulators to take "prompt corrective action" with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions.

     Leverage Capital Ratio. The regulations of the FDIC require national and state nonmember banks, such as VNB and UB, to maintain a minimum "Leverage Capital Ratio" or "Tier 1 Capital" (as defined in the Risk-Based Capital Requirements discussed in the following paragraphs) to total assets of 3.0%. The regulations of the OCC and the FDIC further provide, however, that only banks with the highest federal bank regulatory examination rating and that are not experiencing or anticipating significant growth will be permitted to maintain a leverage capital ratio of only 3.0%. All other banks are required to maintain an additional margin of capital, equal to at least 1% to 2% of
total assets, above the minimum ratio.    The Federal Reserve Board's capital
adequacy guidelines impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis.

     Risk-Based Capital Requirements. The regulations of the OCC and the FDIC also require national and state nonmember banks to maintain minimum capital levels measured as a percentage of such banks' risk-adjusted assets. A bank's capital for this purpose may include two components - "Core" (Tier 1) Capital and "Supplementary" (Tier 2) Capital. Core Capital consists primarily of common stockholders' equity, which generally includes common stock, related surplus and retained earnings, and certain non-cumulative perpetual preferred stock and excludes all intangible assets. Supplementary Capital elements include, subject to certain limitations, a portion of the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for inclusion in Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years for issuance and related surplus, certain forms of perpetual debt and mandatory convertible securities, and certain forms of subordinated debt and intermediate-term preferred stock.

     The risk-based capital rules of the OCC and the FDIC a bank's balance sheet assets and the credit equivalent amounts of the bank's off-balance sheet obligations to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to each category of the bank's balance sheet assets and to the credit equivalent amounts of the bank's off-balance sheet obligations and summing the totals results in the amount of the bank's total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as VNB and UB will generally be less than reported balance sheet assets because their retail banking activities include proportionally more residential mortgage loans with a lower risk weighting and relatively smaller off-balance sheet obligations.

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

     Consequences of Failing to Meet Capital Requirements. A number of sanctions may be imposed on banking organizations that are not in compliance with the capital regulations, including, among other things, issuance of a cease and desist order and/or imposition of a capital directive. Under such circumstances, the organization's primary federal banking regulator may require, among other things, an increase in regulatory capital, restrictions on asset growth, reduction of rates paid on savings accounts, cessation of or limitations on deposit-taking, lending, purchasing loans, making specified investments, or issuing new accounts, limits on operational expenditures, an increase in liquidity and such other restrictions or corrective actions as the organization' primary federal banking regulator may deem necessary or appropriate. In addition, any banking organization that is not meeting its capital requirements must provide its primary federal banking regulator with prior notice before the addition of any new director or senior officer.

     Any insured depository institution that fails to meet any of its minimum capital requirements must, within 45 days of the date as of which it fails to comply with such requirements, submit to its primary federal banking regulator for review and approval a reasonable plan describing the means and timing by which such insured depository institution shall achieve its minimum capital requirements. Any such capital plan must include a limited guaranty of the parent holding company, if any, of the insured depository institution. The capital regulations also provide that any insured depository institution with a Tier 1 leverage capital ratio that is less than 2% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. Such an institution, however, will not be subject to an enforcement proceeding thereunder solely on acount of its capital ratios if it has entered into and is in compliance with a written agreement with its primary federal banking regulator to increase its Tier 1 leverage capital ratio to such level as such regulator deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner.

     Any material failure by a banking organization to comply with the provisions of any capital plan, regulation, written agreement, order or directive may subject the organization to additional enforcement actions, including the imposition of civil money penalties and, in the case of an insured depository institution, termination of deposit insurance.

     Each of the Banks is also subject to the prompt corrective action framework established by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action. Under the regulations, a bank is deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, a Tier 1 leverage capital ratio of 5% or more and is not subject to any written agreement, order, capital directive, or corrective action directive, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalzed" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

     At December 31, 1996, VFSC's consolidated Total and Tier 1 risk-based capital ratios and Tier 1 Leverage ratios were 15.17%, 13.92% and 8.84%, respectively. These ratios exceeded applicable regulatory requirements. VNB and UB are considered "well capitalized" by their respective primary federal banking regulators.

Item 2 - Properties

     The principal offices of the Company and VNB are located at 100 Main Street in Brattleboro, Vermont. VNB operates 32 other locations throughout Vermont in the Counties of Chittenden, Washington, Rutland, Bennington, Franklin, Windsor, Orange and Windham. Eight offices are located in Windham County -
The Main Office and two branches in Brattleboro, and offices in Bellows Falls, Jamaica, Newfane, West Dover and Wilmington. An office is operated in Bennington County in the Town of Bennington, and six offices operate in Chittenden County in the City of Burlington, South Burlington, Essex Junction, Williston (2 offices) and Winooski. VNB has seven offices in Windsor
County in the Towns of Chester, Ludlow, Norwich, Springfield, White River Junction, Windsor and Woodstock. Four facilities are located in Rutland County, three in Rutland, and one in Fair Haven. Five offices are located in Washington County, one each located on State Street and Main Street Montpelier, the Berlin Shopping Mall, Northfield and Barre. One office is operated in Franklin County in the town of St. Albans and one office is located in Orange County in the town of Williamstown. Of these offices, eighteen are owned by VNB, twelve are leased directly from independent parties as lessors, and two buildings are owned by VNB, but are situated on leased land. VNB also owns and occupies a building in Brattleboro which it uses for its operational functions. The following table sets forth the location of UB's offices and other related information as of December 31, 1996. Each office listed is equipped with an ATM facility, all of which are owned by UB.


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
                        					South Deerfield, MA 01373

     Except as noted in "Item 1 - Business, United Bank", the Company and
Banks do not own any other real estate, except real estate that may be held temporarily following a foreclosure in connection with loan business. See Notes 5 and 10 to the Consolidated Financial Statements for information as to amounts at which bank premises are carried, and as to commitments for lease obligations.

Item 3 - Legal Proceedings

    	VFSC is a party to litigation arising in the ordinary course of its business.

     Management, after reviewing these claims with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on VFSC's consolidated financial condition or results of operations, including quarterly earnings.

Item 4 - Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter to a vote of security holders.


                                      PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

     As of January 29, 1997, VFSC Common Stock consisted of 20,000,000 authorized shares, $1.00 par value per share, of which 4,606,728 were issued and outstanding (exclusive of treasury shares). VFSC Common Stock is traded on NASDAQ-NMS. The transfer agent and registrar for VFSC Common Stock is VNB.

     Presented below is the range of market prices paid on Common Stock of Vermont Financial Services Corp. for each quarter in 1996 and 1995.

                                              Dividends
    Year      Quarter	     High	     Low	     Declared
    1996	       4th	      $36-1/2	  $34-1/4	     $.27
	               3rd	       35-1/8	   31-1/4	      .27
	               2nd	       34	       31	          .27
	               1st	       35	       31-1/2	      .25

    1995	       4th	       35	       29-1/2	      .25
 	              3rd	       30-7/8	   26	          .22
	               2nd	       27-1/4	   21-3/4	      .20
	               1st	       23-1/2	   20-3/4	      .20

Per the Company's stockholder reports, the approximate number of stockholders as of January 29, 1997 was 2,450.

Item 6 - Selected Consolidated Financial Data

     The following table sets forth selected data regarding the Company's operating results and financial position. This data should be read in conjunction with Management's Discussion and Analysis and the Consolidated Financial Statements and Notes thereto. The results of operations, per share data and the total cash dividends, allowance for loan losses and nonperforming assets ratios as of and for the five years ended December 31, 1996 are derived from the financial statements of the Company. The financial condition and operations of the Company in all material respects reflect the operations of its two Bank subsidiaries Vermont National Bank of Brattleboro, Vermont and United Bank of Greenfield, Massachusetts.

                                        	Year Ended December 31,
                                    1996     	1995      1994    	1993     1992
                                    (Dollars in thousands, except per sare data)
Results of Operations:

Interest income                  $98,105   $96,457   $84,391   $82,142  $88,265
Interest expense    	            	41,351    41,969   	33,293   	31,361  	41,164
Net interest income  	           	56,754   	54,488   	51,098   	50,781  	47,101
Provision for loan losses       			3,350    	3,900    	4,000    	5,053   	9,430
Net interest income after
 provision  for loan losses  	   	53,404   	50,588   	47,098   	45,728  	37,671
Other operating income	          	19,161   	17,549   	16,692   	17,348  	15,223
Other operating expense	          47,411   	45,999   	46,763   	52,459  	45,384
Income before income taxes      		25,154   	22,138   	17,027   	10,617   	7,510
Applicable income  tax expense	  		8,539     7,241    	5,159    	3,386   	2,436
Net income		                    	$16,615  	$14,897   $11,868   $ 7,231  $ 5,074

                            1996        1995        1994        1993        1992

Balance Sheet Data At Year End:

Total assets	         $1,312,981 	$1,246,669 	$1,205,421 	$1,158,101 	$1,124,578
Loans, net of
 unearned income	       	910,436    	893,470    	911,503    	872,441    	856,768
Securities available
 for sale	              	291,120    	249,682    	173,865    	184,400    	149,487
Total deposits	       	1,083,258  	1,033,957  	1,012,869    	967,582    	941,882
Stockholders' equity	   	119,717   	 111,833     	90,457     	91,027     	83,484

Per Share Data:

Net income, primary
 and fully diluted       		$3.45      	$3.10      	$2.51      	$1.54       $1.08
Total cash dividends
 declared	                 	1.06       	0.87       	0.54       	0.24        0.13
Tangible book value at
 period end, fully
 diluted (1)             		23.73      	22.47      	18.36      	18.61      	17.00
Average primary
 shares outstanding  		4,817,324  	4,807,553  	4,735,480  	4,710,228  	4,686,116

Selected Financial Ratios:

Return on average
 total assets(2)           1.31%       1.23%       1.00%       0.64%       0.46%
Return on average
 stockholders' equity(3)		14.51	      14.69      	13.23      	 8.36       	6.31
Net interest margin (4)	  	4.93       	4.92       	4.74       	4.97       	4.72
Cash dividends per share
 as a percentage of
 earnings per share         .31         .28         .22         .16         .12
Average stockholders'
 equity to average assets 	9.19       	8.69       	7.97        	7.67      	7.32
Core (leverage) capital
 ratio at period end (5) 		8.49       	8.77       	7.26        	7.59      	7.11
Total risk-based capital
 ratio at period end (6)		15.09      	14.67      	13.03       	12.06     	11.11
Allowance for loan losses
 to period end loans,
 net of unearned income	  	1.50       	1.65       	1.78        	2.04      	2.46
Nonperforming assets to
 period end loans plus other
 real estate owned (7)   		1.01       	1.67       	2.32        	3.64       	5.71
Net charge-offs to average
 net loans	               	0.49       	0.59       	0.62        	0.95       	0.90

(1)	Equal to stockholders' equity less intangibles divided by fully diluted end of period shares outstanding.
(2)	Based on average total assets after adjustment for securities available for sale.
(3)	Based on average total equity after adjustment for securities available for sale.
(4)	Net interest income stated on a fully taxable equivalent basis divided by average earning assets.
(5)	Equal to stockholders' equity less intangibles divided by total assets less intangibles.
(6)	Equal to stockholders' equity less intangibles plus the allowable portion of the allowance for loan losses divided by total risk weighted assets.
(7)	Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

For the years ended December 31, 1996, 1995 and 1994.

Overview

     Net income for 1996 was $16.6 million, up from the $14.9 million and $11.9 million earned in 1995 and 1994, respectively. Return on average assets was 1.31% in 1996, 1.23% in 1995 and 1.00% in 1994. Return on average stockholders' equity was 14.51% in 1996, 14.69% in 1995 and 13.23% in 1994.
     On a primary and fully diluted per share basis, net income was $3.45, $3.10, and $2.51 in 1996, 1995 and 1994, respectively.

Results of Operations

Net Interest Income

     The following table presents the major categories of earning assets and interest-bearing liabilities with their corresponding average balances, related interest income or expense and resulting yields and rates on a fully taxable equivalent basis for the years indicated.

	                                  1996	                      1995	                        1994
                                 		Interest	Rate  	          	Interest 	Rate	              Interest  Rate
	                      Average    	Income/ 	Earned/	Average  	Income/  	Earned/ Average     Income/  Earned/
	                      Balance     Expense  Paid    Balance  	Expense   Paid    Balance	    Expense  Paid
                                     (1)    (1)                (1)      (1)                  (1)     (1)
(Dollars in thousands)
ASSETS
Earning assets:
Loans, net of unearned
 income (2)		          $  896,417 	$82,113 	9.16%  $  910,799 	$84,431 	9.27%	  $  894,001 	$73,929 	8.27%
Taxable securities (3)  		250,590  	15,449 	6.17     	190,764  	11,441 	6.00      	191,425  	10,479 	5.47
Tax exempt securities (3)		11,099     	809 	7.29      	10,289     	752 	7.31        	9,796     	798 	8.15
Federal funds sold and
 securities purchased
 under agreements to
 resell	                  	14,869     	842	 5.66      	16,684   	1,029 	6.17        	5,332     	270 	5.06
Interest-bearing
 bank deposits	               	34	       2 	5.88         		61       	3 	4.92          	106        4  3.70
Total earning assets	  	1,173,009  	99,215 	8.46   	1,128,597  	97,656 	8.65     1,100,660   85,480 	7.77

Noninterest-earning assets:

Cash and due from banks	  	46,165	                    	43,707	                 		  	44,590
Premises and equipment,
 net	                     	24,146	                   		23,517                		   	 23,084
Other assets (3)	         	33,683	                   		32,359                	     	35,761
Allowance for loan losses	(14,461)                 			(15,834)		             	     (16,574)
Total assets (3)      	$1,262,542	               		$1,212,346	                		$1,187,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:

Savings and transactional
	   deposits	          $  612,780  	20,353  3.32 	 $  607,202  	21,497 	3.54	   $  589,244  17,183	 2.92
Certificates of deposit:
	   --$100,000 or more	   	38,343    2,025 	5.28      33,538    81,766 	5.27       	29,339  	1,123 	3.83
	   --Under $100,000	    	264,043  	14,679 	5.56    	252,920   	13,682 	5.41      	255,661  10,731  4.20
Federal funds purchased
 and securities sold under
 agreements to repurchase		68,446   	3,181 	4.65     	67,896    	3,317 	4.88       	77,606   2,924  3.77
Other borrowed funds      	18,678   	1,113 	5.96	     27,138    	1,707 	6.33	       26,605  	1,332 	5.01

Total interest-bearing
 liabilities          		1,002,290  	41,351 	4.13    	988,694   	41,969 	4.24      	978,455  33,293  3.40

Noninterest-bearing liabilities:

Demand deposits	         	135,158                 			109,631	                 	    107,301
Other liabilities	         	9,077	                  			8,605	               		      	7,139
Total liabilities	     	1,146,525               			1,106,930			                  1,092,895
Stockholders' equity(3)	 	116,017		                		105,416		                  	  	94,626
Total liabilities
 and stockholders
 equity (3)	          	$1,262,542	              		$1,212,346	                		 $1,187,521

Net interest income	             		$57,864	                 	 	$55,687  	                 	$52,187

Net interest spread(4)			                  	4.33%		                   	 4.41%       	               4.37%

Net Interest margin		                     		4.93%	                      4.92% 			                   4.74%

(1)	Includes a fully taxable equivalent adjustment based on a 35% federal income tax rate in 1996 and 1995 and 34% for 1994.
(2)	Nonaccrual loans are included in average balances.
(3)	Taxable and tax-exempt securities are recorded at amortized cost.
(4)	The difference between the rate earned on total earning assets and the rate paid on total interest-bearing liabilities.

     Net interest income increased $2.3 million or 4.2% to $56.8 million in 1996 from $54.5 million in 1995. This compared to a $3.4 million or 6.6% increase in 1995 from 1994. On a fully taxable equivalent basis, net interest income increased $2.2 million, or 3.9%, from 1995 to 1996 and $3.5 million, or 6.7%, from 1994 to 1995. The growth in 1996 was primarily due to a $44.4 million increase in average earning assets. The increase in 1995 was almost equally attributable to favorable changes in levels of earning assets and interest rates Management anticipates that the Company's net interest margin in 1997 will be approximately the same as in 1996 and that net interest income will increase at approximately the same pace as in 1996.
     Average earning assets increased slowly over the last two years with 3.9% and 2.5% growth rates in 1996 and 1995, respectively. The 1996 growth came from a $60.6 million, or 30.2%, increase in securities available for sale and a $14.4 million, or 1.6%, decrease in loans. The growth in securities was primarily in the U.S. Government Agency portfolio.
     Average interest-bearing liabilities increased $13.6 million, or 1.4%, in 1996 following a $10.2 million, or 1.0%, growth in 1995. Over the two-year period, average core interest-bearing deposits (savings and transactional deposits and certificates of deposit under $100,000) increased by $31.9 million. Non-core interest-bearing liabilities decreased by $8.1 million over the same period.

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


		                             	1996 vs. 1995             	1995 vs. 1994
	                           Net	                     		Net
                           	Increase  Due to Changes   Increase Due to Changes
                                            in                        in
                        	  (Decrease) Volume   Rate   (Decrease)	Volume   Rate
                                        (1)    (1)                 (1)    (1)
                                             	(in thousands)

INTEREST INCOME:

Loans(2)	                 	$(2,318) 	$(1,323) 	$(995) 	$10,502 	$1,412 	$9,090
Taxable securities		        	4,008    	3,676    	332	     	962    	(37)   	999
Tax exempt securities        			57       	59     	(2)    		(46)    	39    	(85)
Federal funds sold and
 securities purchased
 under agreements to resell			(187)    	(106)   	(81)	    	759    	688     	71
Interest-bearing bank
 deposits		                    	(1)      	(2)     	1	      	(1)    	(2)     	1
Total interest income	     		1,559    	2,304   	(745) 		12,176  	2,100 	10,076

INTEREST EXPENSE:

Savings and transactional
 deposits	               	 	(1,144)     	197  (1,341)  		4,315    	542  	3,773
Certificates of deposit:
	--$100,000 or more		         	259      	256      	3	     	643    	177    	466
	--Under $100,000		           	997      	611    	386   		2,951   	(116) 	3,067
Federal funds purchased and
 securities sold under
 agreements to repurchase  			(136)      	26   	(162)    		392   	(397)   	789
Other borrowed funds 		      	(594)    	(500)   	(94)    		375     	26    	349
Total interest expense 		    	(618)     	590 	(1,208)  		8,676    	232  	8,444
Change in net interest
 income	                 		$ 2,177   	$1,714 	$  463	   $3,500 	$1,868 	$1,632


(1)	The effect of changes due to both volume and rate have been allocated to the change in volume and change in rate categories in proportion to the relationship of the absolute dollar amounts of the change in each category.
(2)	Includes nonaccrual loans.


Provision for Loan Losses

     The provision for loan losses charged to operating expense is based upon management's judgment of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb possible losses. The factors evaluated include, but are not limited to: the size, composition, growth and quality of the loan portfolio, specific and potential problem loans, current economic conditions and their effect on a borrower's performance in relation to contract terms, historical loss experience by loan type and loan
collectibility.  	The provision for loan losses in 1996 was $3.4 million
compared to $3.9 million in 1995 and $4.0 million in 1994. Net loans charged off were $4.5 million, $5.4 million and $5.6 million for the respective years. The provision was reduced $0.5 million in 1996 and $0.1 million in 1995 as nonperforming asset levels and the Company's local economy continued to improve.

Other Operating Income and Other Operating Expense

     In 1996, other operating income (net of securities gains) increased $1.7 million, or 9%, from the $17.5 million earned in 1995. Increases of $0.9 million in trust department income and $0.4 million in service charges on deposit accounts comprised 76.5% of this increase. The 28% improvement in trust department income was largely due to the purchase of the Green Mountain Bank Trust Department on August 31, 1996, which accounted for $0.6 million of this increase.
     In 1995, other operating income increased $0.9 million, or 5%, from 1994. Increases of $0.3 million in trust department income and $0.3 million in service charges on deposit accounts comprised 63% of this increase.
     Total other operating expense increased $1.4 million, or 3%, in 1996 after decreasing $0.8 million, or 2%, in 1995. Staff expense increased $2.0 million, or 9% in 1996. FDIC insurance expense decreased $1.2 million in 1995 and 1996. Salary expense was $18.7 million in 1996, $17.5 million in 1995 and $17.8 million in 1994. These represent an increase of 7% and a decrease of 2%, respectively. The increase in 1996 was largely a result of the purchase of the Green Mountain Bank Trust Department. The decrease in 1995 continued to reflect a reduction of approximately 13% of the Company's average number of employees during 1995 and 1994. Pension and employee benefits increased $0.8 million, or 17%, during 1996 after decreasing $0.4 million, or 8%, in 1995. Other noninterest expense increased $0.6 million, or 6%, in 1996 after increasing $1.1 million, or 13%, in 1995. Nearly half of the 1995 increase was due to the receipt of $0.6 million in life insurance proceeds in 1994's second quarter.
     Over the last three years management has coordinated a profit improvement plan which has focused on delivering high quality customer service more efficiently and at a reduced cost. During that period net noninterest expense (net of securities transactions) has decreased from $30.1 million in 1994 to $28.5 million in 1995 and $28.3 million in 1996.


Applicable Income Taxes

During 1996, 1995 and 1994 the Company recorded income tax expense of $8.5
million, $7.2 million and $5.2 million, respectively.   The changes were almost
entirely due to the level of pre-tax earnings. See also footnote 11 to the financial statements.


Financial Condition

Loans

     The loan portfolio increased $17.0 million, or 2%, in 1996 following a $18.0 million, or 2%, decrease in 1995. In structuring the composition of its loan portfolio, the Company considers the following factors: profitability, liquidity, risk, rate sensitivity and service in its market area. It tries to maintain a balance between commercial lending (commercial, commercial real estate and construction loans) and consumer lending (residential real estate and consumer loans) with each representing between 40% and 60% of the total loan portfolio. Over the last two years the commercial lending sector decreased $34.6 million and decreased from 46% to 42% of the total loan portfolio.
     Through its subsidiary Banks the Company makes commercial business loans to small and medium sized businesses in Vermont and Massachusetts. Vermont National Bank is the leading commercial lender in the State of Vermont.
     Construction and commercial loans collateralized by real estate include loans collateralized by residential and commercial properties, office and industrial buildings, condominium development and land development properties. The Company limits both of these types of lending activities and the properties collateralizing these loans to its primary market areas in Vermont and
Massachusetts, and adjacent communities in neighboring states.   Approximately
58% of the commercial real estate portfolio represents loans on owner occupied properties. Real estate values in Vermont were depressed as a result of the recent recession in New England and the Nation, but have experienced some recent improvement over the last two years. Management's goal is to keep the construction loan portion of the loan portfolio below 5% of total loans. As of December 31, 1996 this sector represented 3% of the portfolio.
     In 1996, the Company originated $119.2 million of residential mortgage loans and sold $56.0 million of loans in the secondary market, compared to $111.4 million originated and $33.1 million sold in 1995 and $140.5 million originated and $86.9 million sold in 1994. The 7% increase in mortgage loan originations was primarily due to slightly lower interest rates. This compares to a 21% decrease in mortgage originations in 1995 due to higher interest rates.
     At year end 1996, the mortgage servicing portfolio totaled $412.3 million compared to $420.6 million at year end 1995 and $459.2 million at year end 1994 and currently generates income of approximately $1.7 million per year. The
$8.3 million, or 2% reduction in 1996 is due to net amortization of existing balances. The $38.6 million, or 8%, decrease in 1995 was principally due to the sale of the right to service $29.0 million of mortgage loans on second home properties during the second quarter of 1995. A resulting gain of $0.2 million is included in other operating income for 1995. Of the residential real estate portfolio, 59% were adjustable rate loans and 41% were fixed rate loans at December 31, 1996. Residential real estate loans represented 47%, 47% and 43% of gross loans at year end 1996, 1995 and 1994, respectively.
     Consumer loans represented 11% of gross loans the last three year ends. Credit card loans and related plans were $35.9 million and $37.7 million of total consumer loans at December 31, 1996 and 1995, respectively.

     The following table summarizes the composition of the Company's loan portfolio at the dates indicated.

			                                            December 31,
	                            	1996	     1995	     1994	     1993	     1992
                                           			(in thousands)

Commercial(1)                	$181,372 	$170,162  $207,299 	$203,300	 $199,128
Real Estate:
	Residential	                 	429,657  	415,468  	389,033	  372,570  	355,144
	Commercial	                  	177,339  	182,233  	186,185  	174,881  	181,041
	Construction		                	25,205   	24,816   	25,033   	25,762   	31,180
	   Total real estate	        	632,201  	622,517  	600,251  	573,213  	567,365
Consumer		                     	96,863  	100,791  	103,953   	95,928   	90,275
	   Total loans, net of
       unearned income	     		$910,436 	$893,470 	$911,503 	$872,441 	$856,768


(1)	Includes loans to Massachusetts and Vermont municipalities and industrial revenue bonds of $46,038, $24,874, $44,669, $30,339 and $13,680 for years
    1996 through 1992, respectively.

     The following table details the loan maturity and interest rate sensitivity of loans, exclusive of loans secured by 1-4 family residential property and consumer loans, at December 31, 1996.

		                                      After One	  After
	                            Within	    But Within	 Five
		                           One Year	  Five Years	 Years	    Total
                                    	(Dollars in thousands)
Loans:

With fixed interest rates	  	$ 57,577  	$ 25,633  	$ 35,804  	$119,014
With variable interest
 rates		                     	258,824     	4,621	     1,457   	264,902
	   Total		                 	$316,401   	$30,254   	$37,261  	$383,916


Nonperforming Assets and Risk Elements

It is the Company's policy to manage the loan portfolio so as to recognize and respond to problem loans at an early stage and thereby minimize losses.
All new loan originations, loan renewals, loans categorized as past due and classified loans are reviewed on a weekly basis by the administrative officers in charge of the commercial, mortgage and consumer loan portfolios. In turn, the status of these loans is reported in detail to senior management and the Loan Committee of the Board of Directors on a monthly basis. From these reviews determinations are made on a case-by-case basis as to the collectibility of principal and interest.
     Nonreceipt of contractually due principal or interest payments on loans
30 days after the due date results in their being reported as past due with increased monitoring and collecting efforts to restore such loans to current status. Mortgage loans are classified as nonaccrual when they become 90 days past due or when foreclosure action is started, whichever is sooner.
Commercial loans are placed on nonaccrual status when they become 90 days past due as to principal or interest. Loans may be left in accrual status if they are adequately collateralized or are expected to result in collection within the next 60 days. Cash payments received on loans in nonaccrual status are applied as principal reductions. While no specific period of delinquency triggers nonaccrual status for consumer loans, unsecured installment loans 90 days or more past due and collateralized installment loans 180 days or more past due are generally recommended for charge-off.
     A loan remains in nonaccrual status until the factors which indicate doubtful collectibility no longer exist and six consecutive months of contractual payments are received or until the loan is determined to be uncollectible and is charged off against the allowance for loan losses.
Credit card loans are required to be charged off after 180 days without a payment. Commercial loans 180 days or more past due must be recommended for charge-off unless management determines the collateral is sufficient. When a mortgage loan in default is transferred to OREO, its carrying value is the lesser of the loan amount or the fair value of the property collateralizing the loan, less the estimated cost to sell the property. A loan is classified as a restructured loan when the interest rate is materially reduced or when the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at the contractual rate. All of the $0.7 million of accruing restructured loans as of December 31, 1996 were in full compliance with restructured terms and conditions. The average yield on these loans is 6.19%.

The following table provides information with respect to the Company's past due loans and the components of nonperforming assets at the dates indicated.

			December 31,
                      		1996	1995	1994	1993	1992
			(Dollars in thousands)

Loans 90 days or more
 past due and still
 accruing interest		     	$1,933   	$2,008   	$1,448   	$1,503   	$6,569
Nonperforming assets:
	Nonaccrual loans	       	$7,812   $11,695  	$16,491  	$25,746  	$39,150
	Other real estate owned	   	697    	2,977    	4,487    	4,678   	10,332
	Restructured loans -
  accruing	                		661      	316      	294    	1,532        	0
Total nonperforming
 assets	                		$9,170  	$14,988  	$21,272  	$31,956  	$49,482
Nonperforming assets to
 period end loans, net of
	unearned income, plus
 other real estate owned		 	1.01%    	1.67%    	2.32%    	3.64%    	5.71%

     Additional interest income of $739,000 and $1,084,000 would have been recorded in 1996 and 1995, respectively, if nonaccrual and restructured loans had been on a current basis in accordance with their original terms. Payments, totaling $1,850,000 and $1,052,000 respectively, were received on nonaccrual loans during 1996 and 1995. During 1996, $1,850,000 was applied as principal reductions and $0 was recognized as interest income, while in 1995 $1,052,000 was applied as a principal reduction and $0 was recognized as interest income. Interest income is recognized solely on nonaccrual loans which are subsequently determined to have no doubt as to the ultimate collectibility of principal.
     At December 31, 1996, all nonaccrual loans were collateralized. In addition, it is the Company's policy to obtain personal guarantees of the borrowers whenever it is possible. As of December 31, 1996, 4% of the total nonaccrual loans are current as to contractual terms. Loans to one borrower, totaling $0.6 million represented 7% of nonaccrual loans. Management expects to see moderate improvement in 1997 over the 1996 charged-off loan total with a further decrease in the level of nonperforming assets. Management is not aware of any current recommendations by regulatory authorities or suggestions with respect to loans classified as loss, doubtful, substandard or special mention which, if they were implemented, would have a material effect on the Company.

Allowance for Loan Losses

     The allowance for loan losses is available to absorb future losses which are anticipated in the current loan portfolio. The adequacy of the allowance for loan losses, which is formally reviewed on a monthly basis by management, is evaluated according to the factors outlined in "Provision for Loan Losses". To maintain the allowance at an adequate level, current earnings are charged with an amount necessary to restore the allowance to the desired level. A loan loss is charged against the allowance when management believes the collectibility of principal and interest with respect to such loan is unlikely. The allowance for loan losses equaled $13.6 million, or 1.50% of the total loan portfolio at December 31, 1996, compared with 1.65% at year end 1995 and 1.78% at year end 1994. On December 31, 1996 the allowance for loan losses represented 149% of total nonperforming assets and 161% of nonperforming loans, compared to 98% and 123%, respectively, at year end 1995.

     The following table provides an analysis of the allowance for loan losses and an analysis of loans charged off and recoveries by type of loan and for the years indicated.

	                                        Year Ended December 31,
		                              1996    	1995	    1994	    1993	    1992
                                       			(Dollars in thousands)

Allowance for loan losses at
 beginning of year            		$14,761 	$16,236 	$17,815 	$21,047 	$19,116
Loans charged off:
	Commercial, commercial
 real estate and construction  		(3,416) 	(4,533) 	(4,895) 	(7,361) 	(5,828)
	Real estate-residential	       	(1,047)   	(596)   	(650)   	(807)   	(721)
	Consumer		                     	(1,570) 	(1,484) 	(1,240) 	(1,427) 	(2,002)
	   Total loans charged off	    	(6,033) 	(6,613) 	(6,785) 	(9,595) 	(8,551)
Recoveries of loans
 previously charged off:
	Commercial, commercial
 real estate and construction   		1,115     	772	     783     	884     	550
	Real estate-residential	           	36      	40       	0      	96      	84
	Consumer	                        		418     	426     	423     	330     	418
	   Total Recoveries		           	1,569   	1,238   	1,206   	1,310   	1,052
Net loans charged off 	         	(4,464) 	(5,375) 	(5,579) 	(8,285) 	(7,499)
Additions to allowance charged
 to earnings	                   		3,350   	3,900   	4,000   	5,053   	9,430
Allowance for loan losses
 at year end		                 	$13,647 	$14,761 	$16,236 	$17,815 	$21,047

Ratio of net charge-offs to
 average loans	                  		0.50%	   0.59%  		0.62%	  	0.95%  		0.90%
Allowance for loan losses to
 period end loans, net of
	unearned income		                	1.50%   	1.65%  		1.78%  		2.04%  		2.46%


     Net loans charged off in 1996 totaled $4,464,000 or 0.50% of average loans. This compares with $5,375,000 or 0.59% in 1995 and $5,579,000 or 0.62%
in 1994. In 1996 charged off loans associated with one lending relationship totaling $937,000 represented 21% of the net charge-offs for the year. No other charge-offs exceeded 10% of the year's net loans charged off.
     While all segments of the Company's loan portfolio are subject to continuous quality evaluation, there is no precise method for predicting loan losses. An evaluation of the collectibility of a loan requires the exercise of management's judgment. Since the determination of the adequacy of the allowance is necessarily judgmental and involves consideration of various factor and assumptions, management is of the opinion that an allocation of the reserve is not necessarily indicative of the specific amount of future charge-offs or the specific loan categories in which these charge-offs may ultimately occur.
     The following table summarizes the allocation of the allowance for loan losses at December 31, 1996, 1995, 1994, 1993 and 1992. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Also during the last five years, management provided an unallocated allowance for expected charge-offs not specifically identified in the loan portfolio.

		                                                              	December 31,

                        1996               1995             	  1994 	             1993              	1992
		                               Loan Type		        Loan Type		         Loan Type		        Loan Type		        Loan Type
	                       Amount	  to Total	 Amount  	to Total  	Amount  	to Total 	Amount  	to Total 	Amount  	to Total
	                       Allocated 	Loans  	Allocated	 Loans	   Allocated	Loans    Allocated  Loans  	Allocated	 Loans
(Dollars in thousands)
Commercial	            	$ 2,637    	20%    	$2,726    	19%    	$4,226    	23%    	$5,027    	23%    	$6,823    	23%
Real Estate-Commercial	  	2,161    	19      	1,010    	20      	4,597    	20      	4,324    	20      	5,364    	21
Construction	              	407     	3      	2,033     	3        	488     	3        	519      3      	1,827     	4
Real Estate-Residential	 	1,651    	47      	1,398    	47      	1,061    	43      	1,116    	43      	1,222    	41
Consumer	                	1,704    	11      	1,399    	11      	1,644    	11       1,712    	11	      1,845    	11
Unallocated		            	5,087     	-      	6,195     	-      	4,220     	-      	5,117      -      	3,966     	-
                      		$13,647   	100%   	$14,761   	100%   	$16,236   	100%   	$17,815   	100%   	$21,047   	100%

Investment Portfolio

     The investment portfolio is utilized primarily for liquidity and secondarily for investment income. As a result, the portfolio primarily consists of short-term U. S. Treasury instruments and high grade municipal obligations, mortgage-backed securities and corporate bonds with short maturities.
     The following table summarizes the composition of the Company's investment portfolio at the dates indicated. The portfolio is classified as available for sale and the values noted are therefore both book and market values.

                                            		December 31,
		                                 1996	        1995	        1994
                                           		(in thousands)
U.S. Treasury and other
 U.S. Government agencies	        	$194,727     	$145,873     	$99,815
State and political subdivisions	   	10,558       	10,343       	8,238
Mortgage-backed securities	         	67,055       	75,752      	50,668
Other securities (1)		              	18,780       	17,714      	15,144
   Total		                        	$291,120     	$249,682    	$173,865

(1) Includes money market overnight investments of $9,343, $4,895 and $1,635 at year end 1996, 1995 and 1994, respectively.

     The investment portfolio increased 17%, to $291.1 million, at year end. During 1995 the portfolio increased 44%, to $249.7 million at year end. The total portfolio as a percent of total assets was 22% at year end 1996 compared to 20% and 14% at year end 1995 and 1994, respectively.
     Securities are carried at fair market value in the above tables.   During
1995 excess liquidity, as a result of sluggish loan demand, was primarily invested in U.S. Treasury and U.S. Government Agency securities and mortgage backed securities. During 1996, this trend in liquidity continued and U.S. Treasury and Government Agency securities increased $48.9 million, or 33%. Partially offsetting this increase was an $8.7 million, or 11%, decrease in mortgage-backed securities. The average maturity of the investment portfolio is approximately 3.1 years.
     The Company invests a portion of its capital in marketable equity securities which comprised 3.1%, 4.7% and 6.9% of total investments at December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, $8.1 million of the $8.9 million marketable equity security portfolio were investments in the Federal Reserve Bank and Federal Home Loan Bank. Investments in these institutions are carried at par, which equals market.
     The following table sets forth the maturities of the Company's investment securities at December 31, 1996 and the weighted average yields of such securities. Weighted average yields on tax exempt obligations have been computed on a fully taxable equivalent basis assuming a federal tax rate of 35%. The yields are calculated by dividing annual interest, net of amortization of premiums and accretion of discounts, by the book value of the securities at December 31, 1996.

                               Maturing (at Market Value)
                                 (Dollars in thousands)
		                                                   After One But
                                  	Amount    	  Yield     Amount    	Yield
U.S. Treasury and other U.S.
	Government agencies        		     $ 5,023      6.24%	    $129,842    6.28%
State and political
 subdivisions	                      	1,005     	8.26	        6,566   	6.61
Mortgage-backed securities     		    3,964   	  6.35      	 59,689   	6.70
Other fixed income securities		 	    9,843   	  5.44		           0	   0.00
	Total		                      	    $19,835   	  5.97    	 $196,097   	6.42

Tax equivalent adjustment
 for calculation of yield	        	    $31	               	   $157

                                Maturing (at Market Value)
                                  (Dollars in thousands)
                                      After Five But
                                       Within Ten                After
                                          Years                Ten Years
                                   Amount       Yield      Amount     Yield

U. S. Treasury and other U.S.
  Government Agencies              $59,862      6.50%      $0         0.00%
State and political subdivisions     2,987      6.27        0         0.00
Mortgage-backed securities           3,402      7.00        0         0.00
Other fixed income securities            0      0.00        0         0.00
   Total                           $66,251      6.52       $0         0.00%

Tax equivalent adjustment for
  calculation of yield                 $70                 $0

Does not include equity securities of $8,937 at December 31, 1996.

Deposits

     Average total deposits for 1996 of $1,050.3 million represented a $47.0 million, or 5%, increase from 1995's average, which had increased $21.7 million, or 2%, from 1994's average balances. The average balance of large
CDs was $38.3 million in 1996, $33.5 million in 1995 and $29.3 million in 1994. In 1996 the $11.1 million increase in CDs under $100,000 was complemented by a $25.5 million increase in demand deposits and a $5.6 million total increase in the average balance of all other core deposit categories. Large CDs represented 4% of average total deposits in 1996, and 3% in 1995 and 1994. The majority of these deposits was obtained from local Vermont and Massachusetts customers. Management expects to continue to limit future asset growth primarily to the growth of core deposits as opposed to the more volatile large CDs and other borrowed funds.
     The following table summarizes the daily average amount of deposits for the years indicated, and rates paid on such deposits on the last day of the respective year.

		December 31,
 	                     1996	               1995	                1994
		                     Amount	     Rate	   Amount     	Rate	    Amount	    Rate
	                                             (Dollars in thousands)

Demand deposits	       $  135,158	    -%	  $  109,631	     -%   $107,301	    -%
Interest-bearing
 transactional deposits  	489,363 	3.49      	472,753  	3.70    	427,862	  3.69
Savings deposits	        	123,417 	2.46      	134,449  	2.67     161,382   2.67
Certificates of deposit:
	-$100,000 or more	       	38,343 	5.00       	33,538  	5.19     	29,339   4.41
	-Under $100,000		       	264,043 	4.86     		252,920  	5.03    	255,661   4.46
Total		                $1,050,324		        $1,003,291			        $981,545

     The following table shows the maturity schedule of certificates of deposit of $100,000 or more at December 31, 1996.

      	                                        Certificates
	                                              of Deposit
	                                             (in thousands)
               3 months or less		                $11,011
               Over 3 through 6 months		           9,472
               Over 6 through 12 months		         10,183
               Over 12 months		 	                  8,167
	                   Total			                     $38,833

Capital Resources

     The Company engages in an ongoing assessment of its capital needs in order to maintain an adequate level of capital to support business growth and ensure depositor protection. The Company's two sources of capital are internally generated funds and the capital markets. Primary reliance is on internally generated capital.
     Stockholders' equity as a percent of assets was 9.12%, 8.97% and 7.50% as of December 31, 1996, 1995 and 1994, respectively. Management's goal is to maintain a 7% equity to asset ratio so that the Company has sufficient capital to take advantage of expansion or capital opportunities that might arise. Average equity to average assets equaled 9.19%, in 1996, 8.69% in 1995 and 7.97% in 1994.
     In accordance with FDICIA, the federal bank regulators have established uniform capitalization standards for insured depository institutions as per the following table. The ratios for the Company and its two subsidiary banks as of December 31, 1996 and 1995 are shown for comparative purposes, placing the banks in the "well capitalized" category at each respective date.

	                               	Total Risk	     Tier 1 Risk	    Leverage
        			                      Based Ratio	    Based Ratio	    Ratio

Well Capitalized	               	10% or above   	6% or above    	5% or above
Adequately Capitalized	         	8% or above	    4% or above	    4% or above
Undercapitalized		               less than 8%	   less than 4% 	  less than 4%
Significantly Undercapitalized		 less than       6%	less than    3%	less than 3%
Critically Undercapitalized		        -	              -	          2% or less
United Bank
	December 31, 1996		             13.65%	         12.40%	         7.48%
	December 31, 1995		             15.59%	         14.34%         	9.19%
Vermont National Bank
	December 31, 1996		             10.46%	          9.20%	         5.83%
	December 31, 1995		             13.87%	         12.61%	         8.29%
Vermont Financial Services Corp.
	December 31, 1996		             15.17%	         13.92%	         8.84%
	December 31, 1995		             14.70%	         13.44%	         8.82%

     FDIC insurance rates vary depending on a bank's capital ratio and regulatory rating. Well-capitalized institutions are assessed less than those that are adequately capitalized, which are in turn assessed less than those that are in the other lower categories. Both Banks are currently assessed at the lowest available FDIC rate, which was $0.00 per $100 of deposits, subject to a $2,000.00 per year minimum, in 1996. They were assessed at a rate of $0.23 per $100 of deposits from January 1993 through May 1995 at which time the rate was lowered to $0.04 per $100 of deposits through December 1995.

Liquidity and Interest Rate Sensitivity

     Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuation in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by the Company on an ongoing basis. Ready asset liquidity is provided by cash and due from banks, sales of excess funds, loan repayments and an investment portfolio with short maturities and ready marketability. In addition, the Company has a strong core deposit base which supports a significant portion of its earning assets. Secondary liquidity is provided by the potential sale of loans and other assets, large certificates of deposit, short or long-term debt borrowings, federal funds purchased, repurchase agreements and borrowing from the Federal Reserve Bank. Both subsidiary banks are also members of the Federal Home Loan Bank (FHLB) with combined borrowing capability of $322.0 million.
     Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The Company attempts to manage its interest rate sensitivity position through the composition of its loan and investment portfolios and by adjusting the average maturity of and establishing rates on earning assets in line with its expectations for future interest rates. The Company endeavors to maintain a cumulative gap ratio in all periods under one year of approximately one to one.

     The following table summarizes the Company's interest rate sensitivity over various periods at December 31, 1996.

		                                           	Repricing Date
 		                         0-30     31-90    91-180  181-365     1-5   Over 5
                            Days      Days     Days     Days     Years     Years
                                           			(in thousands)
Earning assets:
	Loans (1)		              $254,094 	$47,046 $ 89,202	$119,391	$291,875	$101,016
	Investment securities
  (2) (3)		                 20,837   39,253	  32,653	  31,444	 126,633	  31,363
 Other earning assets		      1,835       -	       -	       -	       -	       -
	   Total		                276,766   86,299	 121,855 	150,835 	418,508	 132,379
Interest-bearing liabilities:
	MMDA's (4)		              163,772	   7,592	  11,388	  61,994	 146,444       	-
	NOW's and Super NOW's (4)		 1,681	   3,362	   5,043	  40,596	  60,527	       -
	Savings and Clubs (4)		     1,801	   3,602	   5,403	  10,808	  96,098	       -
	Certificates of Deposit		  26,014	  55,048	  63,176	  69,433	  80,692	   5,897
	Borrowed Funds			          86,089	     785	   1,707	     115	  10,113	   2,032
	   Total			               279,357	  70,389	  86,717	 182,946	 393,874	   7,929

Net Interest
 Sensitivity Gap	      		$  (2,591)	$15,910	 $35,138	$(32,111) $24,634 $124,450
Cumulative Interest
 Sensitivity Gap			      $  (2,591)	$13,319	 $48,457	$ 16,346 	$40,980 $165,430

(1)	Does not include non-accrual loans of $7,812 at December 31, 1996.
(2)	Does not include equity securities of $8,937 at December 31, 1996.
(3)	Repricing dates for mortgage-backed securities are based upon estimated actual principal prepayments obtained from third party sources. Amounts differ from maturity distribution in Note 2 to the financial statements, which reports the original average life date for mortgage-backed securities.
(4)	Estimated based upon historical experience over the last five years.

Recent Developments

Merger with Eastern  Bancorp, Inc. - 	The Company has signed a definitive
agreement to acquire Eastern Bancorp, Inc. (EBCP) in a tax-free merger involving an exchange of stock and cash. EBCP is the holding company for Vermont Federal Bank, FSB which operates 15 branches in Vermont and 10 branches in southern New Hampshire through First Savings of New Hampshire, an operating division of Vermont Federal Bank.
     The acquisition will result in VFSC becoming a $2.2 billion asset bank holding company. The acquisition will add an additional $640 million in retail and commercial deposits to VFSC's existing franchise. Significantly, in Vermont the transaction will give VFSC a 19% statewide deposit market share and a 17%
deposit market share in Chittenden County, the state's largest market.   In
southern New Hampshire, the combined company will continue to do business as First Savings of New Hampshire, providing VFSC with attractive new markets for the full range of its commercial banking products and services. The acquisition which is expected to close in the second quarter of 1997, will be accounted for by the purchase method of accounting, and is expected to be accretive to VFSC's earnings by 1997 calendar year end.
     Under the terms of the definitive agreement, EBCP shareholders will receive stock and/or cash equal to the sum of $7.25 plus the product of 0.49 times the average closing bid price of VFSC common stock for a twenty trading day period ending shortly before the effective time of the merger. Prior to closing each EBCP shareholder may elect to receive either stock or cash or a combination of both in exchange for the EBCP shares. The acquisition price will be identical without regard to whether a shareholder has elected to receive stock or cash or a combination. Based on a closing bid price of VFSC common stock at November 11, 1996 of $36.25, the transaction would be valued at $97.7 million and EBCP shareholders would be entitled to receive stock and/or cash equal to approximately $25.01 for each share of EBCP common stock. The total amount of each to be paid and the number of shares to be issued by VFSC in acquisition are fixed, subject to certain collar adjustments. Based upon EBCP's audited September 30, 1996 financial statements and the transaction value indicated above, the price payable to EBCP shareholders would represent
1.45 times book value and, excluding the one-time special statutory assessment to be paid by EBCP to capitalize the Savings Association Insurance Fund, 16.1 times trailing twelve month earnings.
     The definitive agreement has been unanimously approved by both the boards of directors of VFSC and EBCP. The acquisition is now subject to approval by the shareholders of both companies and regulatory authorities, including the Federal Reserve Board, as well as usual and customary closing conditions.

Other - During 1997, the Company plans to upgrade Vermont National Bank's (VNB's) check processing equipment at a cost of $1.7 million, upgrade VNB's mainframe computer to provide computer capacity for the merger with EBCP at a cost of $1.2 million, upgrade VNB's signage at a cost of $1.0 million and upgrade VNB's credit card software at a cost of $0.5 million. No other addition to plant and equipment are expected to exceed $0.5 million. All additions will be funded through operations of the Company.
     The Company's financial statements for 1997 will be affected by rules and regulations which have been announced but are not yet effective. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement has been amended with the issuance of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125". These statements are not expected to have a material impact on the financial statements of the Company.

Item 8 - Financial Statements and Supplementary Data

Consolidated Balance Sheets		                             December 31,
		                                                   1996	            1995
                                                   	(Dollars in thousands)
Assets

Cash and due from banks			                     $     61,962      	$    53,834
Interest-bearing deposits with other banks			            60	               62
Federal funds sold and securities purchased under
	agreements to resell			                              1,775	            8,925
	   Total cash and cash equivalents			               63,797	           62,821
Securities available for sale
	Mortgage-backed securities			                       67,055	           75,752
	Other securities			                                224,065	          173,930
	   Total securities available for sale			          291,120          	249,682
Loans			                                            910,436	          893,470
	Less:  allowance for loan losses		                	(13,647)         	(14,761)
	   Net loans		                                    	896,789	          878,709
Premises and equipment, net			                       23,618	           20,366
Real estate held for investment			                    1,360	            1,309
Other real estate owned (OREO)
	(Net of valuation reserve of $87 at
 December 31, 1996 and $47 at	December 31, 1995)			     697            	2,977
Goodwill and other intangibles			                     6,327	            2,747
Other assets			                                      29,273	           28,058
	Total assets		                                  $1,312,981       	$1,246,669

Liabilities and Stockholders' Equity

Deposits:
	Demand			                                      $   162,887      	$   137,504
	Savings, NOW and money market accounts			          620,111	          594,580
	Other time			                                      300,260	          301,873
	   Total deposits			                             1,083,258	        1,033,957
Federal funds purchased and securities sold
	under agreements to repurchase			                   77,672	           79,773
Liabilities for borrowed money			                    23,169           	11,892
Other liabilities			                                  9,165	            9,214
	Total liabilities			                             1,193,264	        1,134,836
Commitments and contingencies

Stockholders' Equity:
	Common stock - $1 par value;
	   Authorized 20,000,000 shares
	   Issued:  1996 - 4,892,442
             1995 - 4,883,017			                       4,892	           4,883
	Preferred stock - $1 par value;
	   Authorized 5,000,000 shares
	Capital surplus			                                   49,590	          49,427
	Undivided profits			                                 71,151	          59,464
	Security valuation allowance			                      (1,029)	              9
	Treasury stock, at cost - 1996 -  180,021 shares
                           1995 -   99,750 shares			  (4,887)	         (1,950)
	   Total stockholders' equity			                    119,717	         111,833
	   Total liabilities and stockholders' equity			 $1,312,981      	$1,246,669

See notes to consolidated financial statements

Consolidated Statements of Income
			                                             For the years ended December 31,
		                                                 1996	     1995	     1994
		                                                   (Dollars in thousands,
		                                                  except per share amounts)
Interest Income
Interest and fees on loans			                      $81,281   $83,506   $73,085
Interest on securities available for sale:
	Taxable interest income			                         15,504	   11,480   	10,603
	Tax exempt interest income			                         478	      443	      429
Income on federal funds sold and
 securities purchased under	agreements to resell			    842	    1,028	      270
Interest on time deposits			                             0	        0	        4
	Total interest income			                           98,105	   96,457	   84,391
Interest Expense
Interest on deposits:
	Certificates of deposit over $100,000			            2,025	    1,766	    1,123
	Other deposits			                                  35,032	   35,179	   27,914
Interest on federal funds purchased,
 borrowed money and securities
	sold under agreements to repurchase			              4,294	    5,024	    4,256
	Total interest expense			                          41,351	   41,969	   33,293
Net interest income			                              56,754	   54,488	   51,098
Provision for loan losses			                         3,350	    3,900	    4,000
Net interest income after
 provision for loan losses		                       	53,404	   50,588	   47,098
Other Operating Income
Securities gains, net			                                11	       79	       56
Trust Department income			                           4,109	    3,218	    2,965
Service charges on deposit accounts			               6,165	    5,746	    5,420
Credit card fees			                                  3,219    	2,794	    2,871
Mortgage servicing income			                         1,698    	1,910	    1,775
Other service charges, commissions and fees			       3,959	    3,802	    3,605
	Total other operating income			                    19,161	   17,549	   16,692
Net interest and other operating income			          72,565	   68,137	   63,790
Other Operating Expense
Salaries and wages			                               18,677	   17,503	   17,786
Pension and other employee benefits			               5,288	    4,509	    4,897
Occupancy of bank premises, net			                   3,447	    3,337	    3,221
Furniture and equipment			                           3,980	    4,155	    3,992
Organizational expenses			                             216	       36	      612
Net OREO and collection expenses and losses			       1,780	    2,244	    2,182
Printing and supplies			                             1,157	    1,143	    1,147
FDIC insurance		 	                                       4	    1,163	    2,319
Credit card merchant expense			                      2,093	    1,715	    1,561
Other operating expense			                          10,769	   10,194	    9,046
	Total other operating expense			                   47,411	   45,999	   46,763
Income before income taxes			                       25,154	   22,138	   17,027
Applicable income tax expense			                     8,539    	7,241    	5,159
Net Income			                                      $16,615	  $14,897	  $11,868

Earnings Per Common Share:
	Net income-primary and fully diluted			             $3.45	    $3.10    	$2.51

See notes to consolidated financial statements.



Consolidated Statements of Changes in Stockholders' Equity
		                          For the years ended December 31, 1996, 1995 and 1994
							                                               Unrealized
						                                                 Holding
                            Common  Capital  Undivided Gains  Treausury
                            Stock   Suprlus  Profits  (Losses)  Stock    Total
Balance, December 31, 1993		$4,749 	$48,300 	$39,172 	$  865 	$(2,059) $ 91,027
Net income			                    -	       -	  11,868      -	       -	    11,868
Issuance of 4,678 shares
 of common	stock under
 employee stock 	purchase
 plan			                         5 	      8        -	      -	       -	       93
Issuance of 7,126 shares of
 common	stock under
 dividend reinvestment	plan		    7 	    132        - 	     -        -       139
Change in unrealized gain/loss
 on securities	available for
 sale portfolio,  net of	tax  			- 	      -       -  (10,469)	      -  	(10,469)
Exercise of options:
 28,473 shares at $7.50
	per share and 1,050 shares
 at $10.25 per share			         29     	195	      -	       -	       -	      224
Cash dividends
 declared  ($0.54)				           -	       -	 (2,425)	      -       	-	   (2,425)
Balance, December 31, 1994			4,790	  48,715	 48,615	  (9,604)	 (2,059)	  90,457
Net income			                    -	       -	 14,897	       -	       -	   14,897
Issuance of 5,445 shares of
 common stock under employee
 stock purchase  plan		          6     	136	      -	       -	       -	      142
Exercise of options: 83,967
 shares at $7.50; 3,125 shares
 at $10.25;	4,000 shares at
 $19.00; 500 shares at $20.25
 and 1,000 shares at $22.50			  87	     576	      -	       -	      109	     772
Change in unrealized gain/loss
 on securities	available for
 sale portfolio, net of tax			   -	       -	      -    	9,613	       -	   9,613
Cash dividends declared ($0.87)		-       	-	 (4,048)	       -	       -	  (4,048)
Balance, December 31, 1995			4,883  	49,427 	59,464 	       9	  (1,950)	111,833
Net income			                    -	       -	 16,615	        -	       -	  16,615
Issuance of 4,351 shares of
 common stock under  employee
 stock	purchase  plan			         4	     140	      -	        -	       -	     144
Exercise of options: 5,520
 shares at $7.50; 200 shares
 at $10.25;	18,700 shares at
 $19.00; 1,500 shares at
 $20.25 and 2,000 shares
	at $22.50; 1,000 shares
 at $31.50			                   -	     (144)	     -	        -	     618	     474
Purchase of 99,000 shares
 under 1996 stock	repurchase
 plan			                        -	        -	      -	        -	  (3,555)	 (3,555)
Issuance of 4,887 shares of
 common stock under dividend
 reinvestment plan			           5	      167	      -	        -	       -	     172
Change in unrealized gain/loss
 on securities 	available for
 sale portfolio, net of tax			  -	        -      	-	   (1,038) 	     -	  (1,038)
Cash dividends declared
 ($1.06)				                    -	        -	 (4,928)	       -	       -	  (4,928)
Balance, December 31, 1996	$4,892  	$49,590	$71,151  	$(1,029)	$(4,887)$119,717

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
			                                          For the years ended December 31,
		                                              1996	     1995	    1994
		                                                (Dollars in thousands)

OPERATING ACTIVITIES
Net Income		                                    $16,615	  $14,897  $11,868
Adjustments to reconcile net income
	to net cash provided by operating activities:
	Provision for loan losses		                      3,350	    3,900	   4,000
	Provision for depreciation		                     3,007	    3,233	   2,747
	Net amortization on investment securities		        682	      670	     885
	Deferred income taxes		                            (56)	     307	     239
	Net gain on sale of loans	                     	(1,008)	    (637)	   (362)
	Security gains, net		                              (11)	     (79)	    (56)
	Proceeds from sales of loans		                  58,106	   37,547	  90,097
	Loans originated for sale		                    (58,860)	 (37,192)	(80,047)
	Net loss on sale of OREO	 	                        578	      798	     526
	(Increase) decrease in other assets		           (4,236)	      24	  (3,233)
	(Decrease) increase in other liabilities			        (49)	   1,007	     768
	NET CASH PROVIDED BY OPERATING ACTIVITIES		     18,118	   24,475	  27,432
INVESTING ACTIVITIES
	Proceeds from sales of securities		             19,488	   18,598	  28,097
	Proceeds from maturities of securities		        62,726   	21,694  	43,933
	Purchase of securities		                      (125,915) (102,135) (82,703)
	Proceeds from sale of OREO		                     4,672	    4,469	   7,000
	Purchase of mortgage loans		                    (2,555)	       -	  (9,963)
	Net (increase) decrease in loans		             (20,083)	   9,183	 (45,664)
	Purchase of premises and equipment			           (6,259)	  (2,301)	 (2,056)
	NET CASH USED BY INVESTING ACTIVITIES		        (67,926)	 (50,492)	(61,356)
FINANCING ACTIVITIES
	Net increase in deposits		                      49,301	   21,088	  45,287
	Net increase (decrease) in other borrowings		    9,176	   (2,223)	  1,835
	Issuance of common stock		                         790	      914	     456
	Purchase of treasury stock			                   (3,555)	       -	       -
	Cash dividends			                               (4,928)	  (4,048)	 (2,425)
	NET CASH PROVIDED BY FINANCING ACTIVITIES			    50,784	   15,731	  45,153
	INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		 976	  (10,286)	 11,229
Cash and Cash equivalents at beginning of year			62,821	   73,107	  61,878
CASH AND CASH EQUIVALENTS AT
        END OF YEAR			                          $63,797	  $62,821	 $73,107

Non-monetary Transactions:
     Transfer of loans to OREO for the years ended December 31, 1996, 1995 and 1994 totaled $2,970, $3,757 and $7,335, respectively.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

     The accounting and reporting policies of Vermont Financial Services Corp. and its subsidiaries (the "Company" or "VFSC") are in conformity with generally accepted accounting principles and general practices within the banking industry. The following is a description of the more significant policies.
     The Company, organized in April 1982, became a registered bank holding company, acquired controlling interest in Vermont National Bank ("VNB") on March 1, 1983, upon exchange of all of the outstanding shares of common stock of VNB for shares of the Company. In 1990 the Company changed its state of incorporation from Vermont to Delaware. On June 14, 1994, a merger with West Mass Bankshares ("WMBS") was effected as a pooling of interest with WMBS' sole banking subsidiary, United Savings Bank ("USB"), becoming wholly owned by VFSC. Subsequent to the merger USB changed its name to United Bank ("UB"). All intercompany transactions have been eliminated in the consolidated financial statements.
     Cash equivalents include amounts due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under agreements to resell with original maturities of three months or less.
     Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available for sale and carried at fair market value which is based on quoted market prices or dealer quotes. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of shareholders' equity. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.
     The Company values impaired loans and recognizes related income in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, " Accounting by Creditors for Impairment of a Loan" and as amended by SFAS No.118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and income and expense for the periods. Actual results could differ from those estimates.
     The reserve for loan losses is maintained at a level which, in management's judgment, is adequate to absorb future loan losses through charges to operating expenses. Principal factors considered by management include the historical loan loss experience, the value and adequacy of collateral, the level of nonperforming (nonaccrual) loans, the growth and composition of the loan portfolio and examination of individual loans by senior management.
     OREO is carried at the lower of cost or fair value less the estimated cost to sell the property.
     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of the related assets. Leasehold improvements are amortized over the lease periods or the useful life of the improvement, whichever is shorter. When assets are sold or retired, the related cost and accumulated depreciation and amortization are removed from the respective accounts and any gain or loss is credited or charged to income.
     The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and accordingly, management revalues long-lived assets and identifiable intangibles (see below) upon events or a change in circumstances that indicate the carrying amount of an asset may not be recoverable.
     The Company accounts for its mortgage banking activities in accordance with SFAS No. 122, "Accounting for Mortgage Servicing Rights - an amendment of FASB Statement No. 65". This statement requires a mortgage banking enterprise to recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired.
     Goodwill and other intangibles are amortized over their estimated lives by the straight-line method. As part of its ongoing review, management estimates the value of the Company's intangible assets, taking into consideration any events and circumstances which might have diminished such value.
     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This pronouncement requires a fair value based method of accounting for the award of an employee stock option or similar equity instrument. Within the guidelines of this statement, the Company has chosen to present the proforma effects on earnings per share of any new options granted These disclosures are presented in Footnote 13 - Stockholders' Equity.
     Securities and other property held by the Trust Department in a fiduciary or agency capacity are not included in the accompanying balance sheet, since such items are not assets of the Company. Trust Department income is recorded on the cash basis which is not materially different from income that would be reported on the accrual basis.
     Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield over the contractual life of the related loans by the level yield method.
     The Company has adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires accrual of the expected cost of providing these benefits.
     	Dollars in the following footnotes are in thousands except for per share amounts.



2.	Securities

     Additional information with respect to the contractual maturities of securities available for sale at December 31, 1996 and 1995 follows:

     			                                         December 31,
	 	                                    1996                			1995
 	                                Fair	   Amortized	     Fair	   Amortized
		                                Value	     Cost       	Value	      Cost
Classification and Maturity:
U. S. Treasury Securities:
 Within 1 year		               $  5,023  	$  5,008  	$   6,064  	$   6,045
 1-5 years			                    25,302	    25,304	     26,268	     25,890
  	Total			                      30,325	    30,312	     32,332	     31,935
Obligations of Other U. S.
 Government Agencies:
 1-5 years		                    104,540	   104,979     	65,770     	65,977
 5-10 years		                   	59,862    	60,919	     47,771	     48,028
	  Total			                     164,402	   165,898	    113,541	    114,005
Obligations of States and
 Political Subdivisions:
 Within 1 year		1,005	997	-	-
 1-5 years		                      7,128	     7,103	      1,316	      1,302
 5-10 years		                     2,425     	2,452      	5,427	      5,372
 Over 10 years			                     -	         -	      3,600	      3,641
	  Total			                      10,558	    10,552	     10,343	     10,315
Corporate Securities:
 Within 1 year		                    500        500         509	        503
 1-5 years		                          -	         -	        508	        500
 Over 10 years			                     -	         -         	15	         15
	  Total			                         500	       500       1,032	      1,018
Mortgage-backed Securities
 with Original Average Life:
 Within 1 year		                  2,594      2,588      	1,602      	1,591
 1-5 years		                     59,689	    59,782	     67,011	     67,010
 5-10 years		                     3,402	     3,437	      5,569	      5,561
 Over 10 years			                 1,370	     1,403	      1,570	      1,603
	  Total			                      67,055    	67,210	     75,752	     75,765
Marketable Equity Securities			   8,937	     8,883	     11,787	     11,735
Money Market Overnight Investments:
 Within 1 year			                 9,343	     9,343      	4,895	      4,895
	  Total Securities			         $291,120	  $292,698	   $249,682	   $249,668

		December 31,
		1996			1995
	Gross	Gross	Gross	Gross
	Unrealized	Unrealized	Unrealized	Unrealized
 		Gains	Losses	Gains	Losses
 Classification:
U.S. Treasury Securities		        $194     	$ 181	    $   458	    $     61
Obligations of Other U.S.
 Government Agencies		             277	     1,773	        480	         944
Obligations of States and
 Political Subdivisions		           61	        55	         91          	63
Corporate Securities		               -	         -	         14	           0
Mortgage-backed Securities		       260	       415	        337	         350
Marketable Equity Securities			     61	         7	         54	           2
	Total			                         $853	    $2,431     	$1,434	      $1,420

     Proceeds from sales of securities available for sale during 1996, 1995 and 1994 were $19,488, $18,598 and $28,097, respectively.
     Gross gains of $11, $124 and $625 were realized on those sales in 1996, 1995 and 1994, respectively. Gross losses of $0, $45 and $569 were realized in the respective periods.
     Securities with a book value of $98,172 as of December 31, 1996 and $90,723 as of December 31, 1995 were pledged to qualify for fiduciary powers, to collateralize deposits of public bodies, for borrowed money and for other purposes as required or permitted by law.

3.	Loans

     Loans classified by type are summarized as follows:

    	                               December 31,
		                                1996	      1995
Commercial		                   $181,372 	  $170,162
Real Estate:
	Residential		                  429,657	    415,468
	Commercial		                   177,339    	182,233
	Construction			                 25,205	     24,816
 	 Total Real Estate		          632,201 	   622,517
Consumer			                      96,863	    100,791
   Total loans, net
     of unearned income			     $910,436	   $893,470

     The Company grants loans to customers primarily in New England. Although the Company has a diversified portfolio, its debtors' ability to honor their contracts is substantially dependent upon the general economic conditions of the region.
     At December 31, 1996 the amount of loans outstanding to directors, executive officers, principal holders of equity securities or to any of their associates totaled $6,683.

     The following table summarizes the related party loan activity for 1996:

Balance at beginning of year     		$  7,447
Additions                            	1,409
Repayments	                        		(2,173)
Balance at end of year           		$  6,683

Mortgage Banking Activities - During 1996 the Company originated $55,969 of mortgage loans for sale in the secondary market and sold $55,950. As of December 31, 1996, $5,192 of mortgage loans were held for sale and were carried at the lesser of the loan balance or market value. All loans are sold without recourse, except for certain technical underwriting exceptions and $1,859 in loans sold by UB to the Federal Home Loan Mortgage Corporation under a recourse agreement. None have been presented for recourse. Loan servicing is retained by the Company and excess servicing is capitalized monthly and adjusted quarterly based on actual payments received on the sold loans. Gains, net of losses, from sales of mortgage loans are included in interest and fees on loans and were $874 for 1996, $290 for 1995 and $187 for 1994. At December 31, 1996
and 1995 the Company's serviced mortgage portfolio totaled $412,259 and $420,573 respectively. Loan servicing income was $1,698, $1,910 and $1,775 for 1996, 1995 and 1994, respectively.

     The following schedule represents excess servicing right activity for the past two years:

                                    		1996              	1995
Balance, January 1	                	$2,713            	$3,279
Additions	                             	57                11
Amortization                        		(474)             	(359)
Sales			                                	0              	(218)
Balance, December 31		             	$2,296            	$2,713

     The Company capitalized $438 in originated mortgage servicing rights (OMSRs) during 1996. The resulting revenue is recorded in mortgage servicing income. The OMSRs were carried at their fair value of $427 as of December 31, 1996. The fair value of OMSRs is measured by discounting the expected net cash flows of future mortgage servicing. The associated cash flows are discounted using current rates for similar investments and expected prepayment spreads are considered based on current market data. The Company stratifies OMSRs according to type of product, rate and date sold. Impairment of OMSRs of $11 was recorded in 1996.

     The following schedule presents activity in the valuation allowance during the year:

                                 	1996
Balance at beginning of year    		$  0
Additions	                         	11
Repayments		                        	0
Balance at end of year	          		$11

4.	Allowance for Loan and OREO Losses

	Transactions in the allowance for
   loan losses are summarized as follows:	 1996      1995         1994
	Balance,  January 1		                     $14,761 	 $16,236    	 $17,815
	Provision for Loan Losses		                 3,350	    3,900	       4,000
	Loans Charged Off		                        (6,033)  	(6,613)      (6,785)
	Recoveries of Loans Previously Charged Off		1,569    	1,238       	1,206
	Balance,  December 31			                  $13,647  	$14,761	     $16,236

	Transactions in the OREO valuation
  reserve are summarized as follows:	      1996	     1995	        1994
	Balance, January 1		                      $    47   $   710      $  490
	Provisions for OREO losses		                  249	      503     	   571
	OREO Charged Off 			                         (209)	  (1,166)	      (351)
	Balance, December 31			                   $    87	  $    47     	$  710

     Proceeds from sales of OREO were $4,672 in 1996 and $4,469 in 1995. Loans associated with these sales were $873 and $1,468, respectively. It is the Company's policy that no loan exceed 90% of the sale price and no unguaranteed commercial, commercial real estate or condominium loan exceed 80% of the sale price.

 5.	Premises and Equipment

     Premises and equipment, stated at cost, consist of the following:

	                                             December 31,
		                                          1996	       1995
Land				                                $   2,504  	$   2,504
Premises		                                 22,222	     20,841
Equipment		                                18,188     	14,195
Leasehold Improvements		                   	1,833      	1,768
	Total		                                   44,747     	39,308
Accumulated Depreciation and
Amortization			                           (21,129)	   (18,942)
Premises and Equipment, Net		            $ 23,618	  $  20,366

6.	Deposits

     Time certificates of deposit outstanding in denominations of $100 or more aggregated to $38,833 and $37,958 at December 31, 1996 and 1995, respectively. Total interest on these deposits amounted to $2,025, $1,766 and $1,123 for the years ended December 31, 1996, 1995 and 1994, respectively.
    	The Company paid $37,057, $36,945 and $29,042 in interest on deposits during 1996, 1995 and 1994, respectively.

7.	 Other Borrowings

     The following table shows the distribution of the Company's borrowings and the weighted average interest rate thereon at the end of each of the last three years. The table also shows the maximum amount of borrowings and the average amount of borrowings as well as weighted average interest rates for the last three years. Federal funds purchased and securities and loans sold under agreements to repurchase generally mature within 30 days from the transaction date.
     At December 31, 1996 the Company owned $7,563 of stock in the Federal
Home Loan Bank ("FHLB") which provided borrowing capacity up to $322 million from the FHLB at maturities, rates and terms determined by the FHLB.

	                                                December 31,
		                                       1996	       1995	      1994
Federal funds purchased		             $      0    $    450    $   350
Securities and loans sold under
 agreements to repurchase		             77,672	     79,323	    70,813
FHLB and  other borrowings				          23,169	     11,892	    22,725
	Total			                             $100,841   	$ 91,665   	$93,888

Average amount outstanding
 during the year		                    $ 88,133	   $ 95,034	  $102,963
Maximum amount outstanding at
 any month end		                      $106,793 	  $112,370	  $125,097
Weighted average interest rate
 at year end		                           4.81%	       4.85%    	4.66%
Weighted average interest rate
 during the year		                       4.86%  	     5.21%	    4.03%

Long-term borrowings from the FHLB(included in the above):
	                                                December 31,
		                                       1996	       1995	     1994
Maturing August 1, 2011 @ 5.00%		     $    560	   $    560	  $   560
Maturing April 2, 2013 @ 5.50%		           586	        586	      586
Maturing October 29, 2013 @ 5.50%		         32	         32	       32
Maturing May 6, 2014 @ 7.61%		             539	        553	      566
Maturing July 15, 1998 @ 6.03%		        10,000	     10,000	        -
Maturing September 1, 2016 @ 5.50%		       296	          -	        -

8.	Fair Market Value of Financial Instruments

     Cash and Cash Equivalents - Cash and cash equivalents had a carrying value of $63,797 and $62,821 at December 31, 1996 and 1995, respectively.
Due to their short term and very liquid nature the carrying value is considered to also represent the fair market value of these balances.
     Securities - Securities are classified as available for sale and are carried at fair market value based on quoted market prices or dealer quotes. Securities available for sale had a total fair market value of $291,120 and $249,682 at December 31, 1996 and 1995, respectively.
     Loans - At December 31, 1996 and 1995 total loans, net of allowance for loan losses, had a carrying value of $896,789 and $878,709, respectively.
The fair value of these loans was $908,688 and $900,652, respectively. For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
     Deposits - At December 31, 1996 and 1995 total deposits had carrying values of $1,083,258 and $1,033,957 and fair values of $1,084,304 and $1,032,796 respectively. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.
The fair value of fixed maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.
     Other Borrowings - Total other borrowings had carrying values of $100,841 and $91,665 at December 31, 1996 and 1995, respectively. These are also reasonable estimates of fair market value.
Off-Balance Sheet Financial Instruments - The Company's off-balance sheet exposure is primarily in the form of commitments to extend credit and standby letters of credit. The carrying amount of these arrangements represents accruals or deferred income (fees) arising from those unrecognized financial instruments. Such amounts are minimal and approximate fair value.

9.	Impaired Loans

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

     It is the Company's policy to manage the loan portfolio so as to recognize and respond to problem loans at an early state and thereby minimize losses.
All new loan originations, loan renewals, loans categorized as past due and classified loans are reviewed on a weekly basis by the administrative officers in charge of the commercial, mortgage and ocnsumer loan portfolios. In turn, the status of these loans is reported in detail to senior management and the Loan Committee of the Board of Directors on a monthly basis. From these reviews determinations are made on a case-by-case basis as to the collectibility of principal and interest.
     Nonreceipt of contractually due principal or interest payments on loans
30 days after the due date results in their being reported as past due with increased monitoring and collecting efforts to restore such loans to current status. Mortage loans are classified as nonaccrual when they become 90 days past due as to principal or interest. Loans may be left in accrual status if they are adequately collateralized or are expected to result in collection within the next 60 days. Cash payments received on loans in nonaccrual status are applied as principal reductions. While no specfic period of delinquency triggers nonaccrual status for consumer loans, unsecured installment loans 90 days or more past due and collateralized installment loans 180 days or more past due are generally recommended for charge-off.
     A loan remains in nonaccrual status until the factors which indicate doubtful collectibility no longer exist and six consecutive months of contractual payments are received or until the loan is determined to be uncollectible and is charged off against the allowance for loan losses.
Credit card loans are required to be charged off after 180 days without a payment. Commercial loans 180 days or more past due must be recommended for charge-off unless management determines the collateral is sufficient. When a mortgage loan in default is transferred to OREO, its carrying value is the lesser of the loan amount or the fair value of the property collateralizing the loan, less the estimated cost to sell the property. A loan is classified as a restructured loan when the interest rate is materially reduced or when the term is extended beyond the original maturity date because of the inability of the borrower to service the interest payments at the contractual rate.
     Impaired loans are valued based on the fair value of the related collateral in the case of a collateral-dependent loan and, for all other impaired loans, based on the present value of expected future cash flows, using the interest rate in effect at the time the loan became impaired. Impairment exists when the recorded investment in a loan exceeds the value of the loan measured using the above-mentioned techniques. Such impairment is recognized as a valuation reserve, which is included as a part of the Company's overall reserve for credit losses.
     Loan losses on impaired loans are charged against the allowance for loan and lease losses when management determines the ultimate collectibility of principal and interest has changed from doubtful to unlikely.
     The Company recognizes interest income on impaired loans consistent with its nonaccrual policy. When loans are placed on nonaccrual status, the related interest receivable is reversed against current period interest income. Upon returning to an accrual status, all foregone interest income is recovered into current period interest income. Interest payments received on nonaccrual loans are applied as a reduction of the principal. For loans not in nonaccrual status the Company recognizes principal and interest, in accordance with the original contractual terms.
     Adoption of the standards did not have a material effect on the Corporation's financial position or results of operations and did not result in any additional provision for credit losses as of January 1, 1995.

     The following table details the Company's impaired loans as of the periods indicated:

	 	                                                             December 31,
		                                                             1996	     1995
Commercial (measured using discounted cash flows)           		$20.9    	$24.6
Commercial (measured using collateral values)                 		0.3      	0.5
Real Estate-Commercial (measured using collateral values)      	1.5      	5.0
Real Estate-Residential (measured using collateral values)      5.6      	6.1
Consumer (measured using collateral values)                       -      	0.1

Total impaired loans			                                       $28.3	    $36.3
                                                              =====     =====

Impaired loans with a specific valuation reserve		              1.6	      2.6
Valuation reserve for impaired loans		                          0.3	      0.9
Impaired loans without a specific valuation reserve			         26.7	     33.7
Average impaired loans		                                       30.2	     35.5
Income accrued on impaired loans                              $ 2.1		   $ 2.4

10.	Commitments and Contingencies and Financial Instruments with Off-Balance
Sheet Risk Leases -

     The following is a schedule by years of future minimum rental payments required under operating leases for premises and data processing equipment that have initial or remaining noncancelable lease terms in excess ofone year as of December 31, 1996. Certain operating leases contain various options to renew.

                                      	Year Ending December 31:
                	1996	                            	$   463
 	               1997	                                	388
                	1998	                                	334
	                1999	                                	290
	                2000	                                	196
                	Later Years		                      	1,785
                	Total Minimum Payments Required		 	$3,456

     Operating expenses include approximately $872, $943 and $988 in 1996, 1995 and 1994, respectively, for rentals of premises and equipment used for banking purposes.

     Derivative Financial Instruments - Transactions involving derivative financial instruments except those described below during the fiscal years 1996, 1995 and 1994 were immaterial.

     Financial Instruments With Off-Balance Sheet Risk - The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent ofinvolvement the Company has in particular classes of financial instruments.
     The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1996 were as follows:

       	Home equity lines	      	$ 52,081
       	Credit card lines	        	92,336
	       Commercial real estate	   	16,270
       	Other unused commitments		112,106

     The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.
     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary.
     As of December 31, 1996, the Company had outstanding commitments for the following: financial standby letters of credit - $17,867, performance standby letters of credit - $3,018 and commercial and similar letters of credit - $6,179.
     Non-Interest Bearing Deposits and Cash - The Company is required by the Federal Reserve Bank to maintain a portion of deposits as a cash reserve. The Company must maintain cash balances on hand or at the Federal Reserve Bank equal to its reserve requirement. At December 31, 1996 the Company's reserve requirement of $16,420 was met with cash on hand and deposits at the Federal Reserve Bank.
     Other - The Company is also involved in litigation arising in the normal course of business. The Company does not anticipate that any of these matters will result in the payment by the Company of damages, that in the aggregate, would be material in relation to the consolidated results of operations or financial position of the Company.

11.	Income Taxes

The provisions for income tax expense (benefit) included in the statements ofincome are as follows:

 		                                     Year Ended December 31,
		                                1996	           1995          	1994
Currently Payable:
	Federal		                       $7,439	         $5,992	        $4,334
	State		                            636	            665           	586
Deferred:
	Federal		                          421	            569	           242
	State			                            43	             15	            (3)
	Total			                        $8,539	         $7,241	        $5,159

The Company made income tax payments of $7,390, $6,425 and $4,623 during 1996, 1995 and 1994, respectively.
The components of the net deferred tax asset as of December 31 are as follows:

                                             		1996    	1995
    Deferred tax assets:
	        Pension	                                   	$  729	  $  661
        	Deferred compensation and fees	             	1,853   	1,760
 	       Provision for possible loan losses	         	4,649   	5,016
        	Unrealized loss on securities	                	549       	-
        	Other                                       			283     	361
    Total gross deferred tax assets                 		8,063   	7,798

    Deferred tax liabilities:
        	Accretion	                                     	94       	-
        	Unearned income                              		419     	455
        	Depreciation	                               	1,216   	1,039
        	Unrealized gain on securities		                  -       	5
        	Intangibles		                                 	413     	466
    Total gross deferred tax liabilities		           	2,142   	1,965

    Deferred tax asset, net	                       		$5,921  	$5,833

     No valuation allowance is required as there is sufficient taxable income in the carry back period and through future operating results to be able to fully realize the deferred tax asset.
     The provision for income taxes is less than the amount computed by applying the applicable federal income tax rate to income before taxes. The reasons therefore are as follows:

                                    1996             1995          	1994
                                       % of             % of           	% of
	                                     	Pre Tax         	Pre Tax	       	Pre Tax
                              	Amount  Income  	Amount 	Income 	Amount 	Income
Federal Statutory Rate        	$8,804   35.0%   $7,748  	35.0% 	$5,959  	35.0%

Decreases in Taxes Resulting From:

     Tax exempt interest	       	(786)  (3.1)    	(841) 	(3.8)   	(782) 	(4.6)
     State taxes, net of federal
                         benefit		443   	1.8      	444   	2.0     	378   	2.2
    	Life insurance proceeds	      	-	     -        	-	     -     (238) 	(1.4)
    	Other, net		                 	78   	0.3     	(110)  (0.5)   	(158) 	(0.9)
Total			                      	$8,539  	34.0%   $7,241  	32.7% 	$5,15  9	30.3%

On August 22, 1996 "The Small Business Job Protection Act" was signed into law which repeals the tax bad debt method previously available to UB. For the year ended December 31, 1996, the Bank was required to change to the method prescribed under Internal Revenue Code Section 585. The change did not have a material impact on the Bank's financial position or results of operations.

12. Employee Benefit Plans

    The Company's two subsidiaries each have separate defined benefit pension
plans. 	VNB has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's final compensation. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting.
     UB has a non-contributory defined benefit plan providing pension benefits through membership in the Savings Banks Employees Retirement Association ("SBERA") covering substantially all of its employees meeting certain requirements as to age and length of service. The plan provides a monthly benefit upon retirement based on compensation during the highest paid consecutive three years of employment during the last ten years of credited service. It is the Company's policy to fund annually an amount equal to the lesser of the actuarially determined normal cost or the amount allowed by the Internal Revenue Code Section 412 Full Funding Limitations. All plan assets are part of a single pooled fund made up of all participated SBERA members which are managed by the SBERA Trustees.
     The following table sets forth the plans' combined funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1996 and 1995:

	                                                   Year Ended December 31,
		                                                     1996	        1995
Actuarial present value of benefit obligations:
	Accumulated benefit obligation,
 including vested benefits of $12,174
 and $12,171 for 1996 and 1995, respectively				     $12,326	     $ 12,266
Projected benefit obligation ("PBO") for
 service rendered to date			                        $(17,183)	    $(16,846)
Plan assets at fair value, comprised of
 guaranteed insurance contacts, 	mutual,
 real estate and money market funds and
 listed stocks and bonds				                          17,665	       15,737
PBO less than (in excess of) plan assets			              482	       (1,109)


Unrecognized net (gain) loss from
 past experience different from that assumed
	and effects of changes in assumptions			            $(1,485)         479
Unrecognized prior service cost			                       (48)	         (52)
Unrecognized net asset at period end
 being recognized over 18.64 years				                  (901)	      (1,020)
Accrued pension cost				                             $(1,952)	     $(1,702)


		                                                     1996	   1995	   1994
Net pension cost included the following components:
	Service cost - benefits earned during the period		  $  870  	$  652 	$  833
 	Interest cost on PBO		                              1,270	   1,141	  1,052
	Actual return on plan assets		                      (2,127) 	(2,974)	  (166)
	Amortization of net transition asset		                (119)	   (119)	  (119)
	Net amortization and deferral of losses			             802	   1,864	   (874)
	Net pension cost			                                 $  696  	$  564 	$  726

Significant assumptions used in actuarial computations were:
			                                               1996	             1995
	Discount rate		                              7.50% - 7.75%	    7.00% - 7.25%
	Rate of increase in compensation levels		    5.00% - 6.00%	    5.00% - 6.00%
	Long-term rate of return on assets		         8.00% - 8.50%	    8.00% - 8.50%

     The Company also has a Profit-Sharing Plan covering substantially all employees. A portion of the annual contribution by the Company is at the discretion of the Board of Directors. The discretionary contribution was approximately $ 750 for 1996, $500 for 1995 and $250 for 1994. The Plan included a 50% Company match of employee contributions to a 401k portion of the Plan for 1996 and a 25% match for 1995 and 1994. This Plan feature was added in 1993 and the associated expense was $340 for 1996, $140 for 1995 and $118 for 1994.
     The Company also has an Employee Stock Purchase Plan covering substantially all employees. The Plan allows the purchase of common stock at a ten percent discount from the then current fair market value, without payment of any brokerage commission or service charge.
     The Company sponsors defined benefit postretirement medical and life insurance plans that cover all of its full time employees and participating retirees. Eligible employees who retire and who have attained age 65 with at least 10 years of service may elect coverage. Spouses of eligible retirees are required to contribute 100% of the cost of any medical coverage they elect.
A closed group of certain retirees and their spouses who elected to retire under a special incentive program receive additional medical benefits. The plans are not funded. Effective January 1, 1993 the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions".
     The following table sets forth the plan's funded status reconciled with the amount shown in the Company's financial statements:

		                                                      1996	  1995
 Accumulated postretirement benefit obligation:
	                 Retired employees		                   $255	  $302
	                 Active employees			                    168	   161
	                 Total			                              $423   $463

Plan assets at fair value			                            $  -   $ 	-

Unfunded accumulated benefit obligation
 in excess of plan assets		                            $(423)	 $(463)
Unrecognized net (gain)		                                 68	     96
Unrecognized transition obligation			                    182	    194
(Accrued) postretirement medical and
 life benefit cost		                                   $(173)	 $(173)

Net periodic postretirement benefit cost included the following components:

Service cost - benefits attributed to service
 during the period		                                    $ 12	   $  9
Interest cost		                                           32	     34
Recognition of transition obligation		                    11     	11
Unrecognized loss			                                       3      	-
Net periodic postretirement cost			                     $ 58	   $ 54

     For measurement purposes, an 8% annual rate of increase in the per capita net employer share of covered health care benefits was assumed for 1996. The rate was assumed to remain at that level thereafter, but the impact of medical inflation eventually diminishes because of the $10 per capita lifetime limit on medical benefits and the likelihood that most current retirees and all future retirees will reach that cap. The medical trend rate assumption, therefore, merely affects the timing of the distribution of the $10 in benefits to each participant, and so has a relatively small effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point for all future years would increase the accumulated postretirement benefit obligation at December 31, 1996, as well as the total of the service cost and interest cost components of net periodic postretirement cost for 1996 by less than 2%. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in 1996 and 7.25% in 1995. As the plan is unfunded, no assumption was needed as to the long term rate of return on assets.

13.	Stockholders' Equity

     The Company had certain common stock equivalents outstanding from 1994 through 1996. As a result, earnings per share is based on the primary and fully diluted shares outstanding during the respective periods shown in the table below:

		                                           1996	     1995	     1994
Average primary shares outstanding		      4,817,324	4,807,553	4,735,480
Average fully diluted shares outstanding		4,819,673	4,812,831	4,735,753

     The per share amounts of cash dividends paid on an equivalent share basis were $1.06 for 1996, $0.87 for 1995 and $0.54 for 1994. At December 31, 1996,
the Banks had available $1,266 for payment of dividends to the Company, under regulatory guidelines.

     At December 31, 1996, there were 69,220 and 74,443 shares of common stock reserved for issuance pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and pursuant to the Company's Employee Stock Purchase Plan, respectively.
     Option Agreements - On April 20, 1987, stockholders approved a non-qualified stock option plan for 105,000 shares of the Company's common stock and on April 17, 1990 stockholders approved a non-qualified stock option plan for 80,000 shares of the Company's common stock. In October, 1993 the 65,100 and 40,000 options that were then outstanding expired unexercised for these
respective plans.   On October 13, 1993 new options to purchase 36,000 and
12,000 shares, respectively, were granted under these plans at an exercise price of $19.00 per share and are exercisable for a five year period; 17,000 have been exercised to date. On August 31, 1994 stockholders approved the Vermont Financial Services Corp. 1994 Stock Option plan which reserves 225,000 common shares to be issued in the form of stock options. To date 48,000 have been issued at an exercise price of $19.00 per share, 6,500 have been issued at an exercise price of $20.25 per share, 59,800 have been issued at an exercise price of $22.50 per share and 74,000 have been issued at an exercise price of $31.50 per share; 11,700 have been exercised to date. All options are exercisable for a ten year period. In addition, the Company continues to maintain a stock option plan originally approved November 6, 1986 by the stockholders of West Mass Bankshares which authorizes the issuance of up to 138,000 common shares which are exercisable for a ten year period. To date 126,960 have been issued at an exercise price of $7.50 per share all of which have been exercised and 6,900 have been issued at an exercise price of $10.25 per share of which 4,375 have been exercised to date.
     The following table presents the activity in each of the Company's stock option plans:

	                                 Shares	       Shares	    Shares	   Shares
                                  Under         Under      Under     Under
		                                Option        Option     Option    Option
		                              @ $7.50 -  	  @ $19.00  	@ $19.00  @ $19.00 -
                                   $10.25                              $31.50

Outstanding, December 31, 1993		  124,860	      36,000	   12,000	           -
Granted		                               -	           -	        -	      54,500
Expired	 	                              -	           -        	-	           -
Exercised			                       29,523	           -	        -	           -
Outstanding, December 31, 1994		   95,337	      36,000	   12,000      	54,500
Granted		                               - 	          -	        -	      59,800
Expired		                               -           	-	        -	           -
Exercised			                       87,092	       4,000        	-       	1,500
Outstanding, December 31, 1995		    8,245	      32,000   	12,000	     112,800
Granted		                               -	           -	        -	      74,000
Expired		                               -	           -	        -	       1,000
Exercised			                        5,720	       8,000  	  5,000	       9,200
Outstanding, December 31, 1996		    2,525	      24,000	    7,000	     176,600

Weighted average remaining
 maturity (years)		                   6.4	         1.8	      1.8	         8.5
Weighted average exercise price		  $10.25	      $19.00	   $19.00	      $25.32

The Company follows Accounting Principles Board (APB) Opinion No. 25 and the related Interpretations in accounting for those plans. Accordingly, no compensation cost has been recognized for any options issued under these plans. Had compensation cost for the VFSC's stock option plans been determined based on the fair value at the grant date for awards under those plans consistent with FASB Statement No. 123, the Company's net income, earnings per share and book value per share would have been reduced to the following pro forma amounts:

		                                               1996     			1995
Net income	                    As reported	    $16,615	    $14,897
		                             Pro forma	      $16,213	    $14,586

Primary and fully diluted
 earnings per share	           As reported	      $3.45      	$3.10
		                             Pro forma	        $3.36	      $3.03

Fully diluted tangible
 book value per share	         As reported	     $23.73	     $22.47
		                             Pro forma	       $23.64	     $22.41

Significant values and
 assumptions used in calculating the above proforma amounts are as follows:

	                                             Options Issued   	Options Issued
		                                                3/13/96			        5/10/95
Stock price at date of issuance		                  $31.50	           $22.50
Exercise price		                                   $31.50	           $22.50
Anticipated remaining life (years)		                 7.50	             7.50
Volatility		                                        23.18%	           38.13%
Annual rate of quarterly dividends		                 3.18%	            3.56%
Risk free discount rate		                            6.20%	            6.54%
Grant date fair value of options		                  $8.35            	$8.01

14. Parent Company Financial Information

     Condensed financial information for Vermont Financial Services Corp. (parent company only) is as follows:

VERMONT FINANCIAL SERVICES CORP. CONDENSED BALANCE SHEETS
   	                                                           December 31,
 		                                                          1996	       1995
ASSETS
Cash				                                                  $  4,085	   $    503
Securities			                                               31,565      	4,722
Other Assets			                                                739	        127
Investment in Bank Subsidiaries				                         84,318	    107,622
	Total Assets				                                         $120,707   	$112,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities				                                     $    990   	$  1,141
 	Total Liabilities			                                         990	      1,141
	Total Stockholders' Equity				                            119,717	    111,833
	Total Liabilities and Stockholders' Equity				           $120,707	   $112,974

CONDENSED STATEMENTS OF INCOME
   		                                           Year Ended December 31,
		                                            1996	          1995	       1994
INCOME
Income on Securities		                     $    334       $    316    $    194
Other Income			                              39,000	         3,615        	275
	Total Income			                             39,334	         3,931	        469
EXPENSES
Organizational Expenses		                       216	            36	        612
Other				                                       452	           515	        283
	Total Operating Expenses		                     668	           551	        895
Income (Loss) Before Tax Benefit
 and Equity	in Undistributed Income
 from Bank Subsidiaries		                    38,666	         3,380	       (426)
 Applicable Income Tax (Benefit)			            (168)	         (195)	      (131)
Income (Loss) Before Equity in Undistributed
	Income of Bank Subsidiaries		               38,834 	        3,575	       (295)
Equity in Undistributed
 Income of Bank Subsidiaries			             (22,219)	       11,322	     12,163
	Net Income			                              $16,615    	   $14,897	    $11,868

STATEMENTS OF CASH FLOWS
    		                                            Year Ended December 31,
		                                            1996	          1995	       1994
OPERATING ACTIVITIES
Net Income		                                $16,615	       $14,897	    $11,868
Adjustments to reconcile income
 to net cash providedby operating
 activities:
	  Amortization and accretion
     on investment securities		                   22	            2	          5
	  Investment security (gains) losses		           (8)	        (121)	         9
	  (Increase) in other assets		                 (633)	         (28)	       (10)
	  (Decrease) increase in other liabilities		   (151)	         866	         34
	  Equity in undistributed net income
     of bank subsidiaries			                  22,219	      (11,322)	   (12,163)
	  NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES                  38,064        4,294	       (257)
INVESTING ACTIVITIES
	  Proceed from sales of securities		          9,716        	1,039	      3,183
	  Proceeds from maturities of securities		      257	          500	        750
	  Purchase of securities			                 (36,762)      	(2,321)    	(3,489)
	  NET CASH (USED) PROVIDED BY
    INVESTING ACTIVITIES		                   (26,789)	        (782)	       444
FINANCING ACTIVITIES
	  Issuance of common stock		                    316	          914	        456
	  Purchase of treasury stock			              (3,555)	           -	          -
	  Sales of treasury stock			                    474	            -	          -
	  Cash dividends			                          (4,928)      	(4,048)    	(2,425)
	  NET CASH USED BY FINANCING ACTIVITIES			   (7,693)	      (3,134)	    (1,969)
	  INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS		                     3,582          	378	     (1,782)
Cash and cash equivalents
 at beginning of year			                         503	          125	      1,907
CASH AND CASH EQUIVALENTS AT END OF YEAR			  $ 4,085	      $   503	    $   125

15.	Supplemental Financial Data

     Selected Quarterly Data (unaudited)
     The following is a summary of selected consolidated quarterly data of the Company for the periods presented:

  	                                                 1996
	                                  Fourth    	Third	     Second	    First
		                                 Quarter   	Quarter	   Quarter	   Quarter

Interest income		                  $24,904   	$24,420   	$24,476   	$24,305
Interest expense			                 10,374    	10,387	    10,160	    10,430
Net interest income		               14,530	    14,033	    14,316	    13,875
Provision for possible loan losses		   750	       800	       900	       900
Other operating income		             5,377	     4,835	     4,432	     4,517
Other operating expense			          12,457	    11,805	    11,715	    11,434
Income before income taxes		         6,700     	6,263	     6,133	     6,058
Applicable income taxes			           2,202	     2,096	     2,124	     2,117
Net income			                      $ 4,498  	 $ 4,167   	$ 4,009   	$ 3,941
Per share data:
Primary and fully diluted
	Net income			                       $0.94	     $0.87	     $0.83     	$0.81

	                                                    1995
	                                  Fourth	    Third	     Second	    First
		                                 Quarter	   Quarter	   Quarter	   Quarter

Interest income		                  $24,842	   $24,540	   $24,012	   $23,063
Interest expense			                 11,136	    10,832	    10,373	     9,628
Net interest income		               13,706	    13,708	    13,639	    13,435
Provision for possible loan losses		   900	     1,000	     1,000	     1,000
Other operating income	 	            4,585	     4,411     	4,446	     4,107
Other operating expense			          11,452	    11,044	    11,659	    11,844
Income before income taxes		         5,939	     6,075	     5,426	     4,698
Applicable income taxes			           1,939	     2,049	     1,727	     1,526
Net income			                      $ 4,000 	  $ 4,026 	  $ 3,699 	  $ 3,172
Per share data:
Primary and fully diluted
	Net income			                       $0.83     	$0.83	     $0.77	     $0.67

16.	Merger with Eastern Bancorp, Inc.

     The Company has signed a definitive agreement to acquire Eastern
Bankcorp, Inc. (EBCP) in a tax-free ,merger involving an exchange of stock and cash. EBCP is the holding company for Vermont Federal Bank, FSB which operates 15 branches in Vermont and 10 branches in southern New Hampshire through First Savings of New Hampshire, an operating division of Vermont Federal Bank. The acquisition will be accounted for by the purchase method of accounting and is expected to be accretive to VFSC's earnings by 1997 calendar year end.
     Under the terms of the definitive agreement, EBCP shareholders will receive stock and/or cash equal to the sum of $7.25 plus the product of 0.49 times the average closing bid price of VFSC common stock for a twenty trading day period ending shortly before the effective time of the merger. Prior to closing each EBCP shareholder may elect to receive either stock or cash or a combination of both in exchange for the EBCP shares. The acquisition price will be identical without regard to whether a shareholder has elected to receive stock or cash or a combination. Based on a twenty day average closing bid price of VFSC common stock at November 11, 1996 of $36.25, the transaction would be value at $97.7 million and EBCP shareholders would be entitled to receive stock and/or cash equal to approximately $25.01 for each share of EBCP common stock. The total amount of each to be paid and the number of shares to be issued by VFSC in acquisition are fixed, subject to certain collar adjustments noted below. Based upon EBCP's audited September 30, 1996 financial statements and the transaction value indicated above, the price payable to EBCP shareholders would represent 1.45 times book value and, excluding the one-time special statutory assessment to be paid by EBCP to capitalize the Savings Association Insurance Fund, 16.1 times trailing twelve month earnings.
     The following table(s) set forth separate and proforma combined statements of condition and results of operations for VFSC's fiscal years ended December 31, 1996 and 1995, respectively.


               VERMONT FINANCIAL SERVICES CORP. -EASTERN BANCORP.

              Pro Forma Combined Condensed Statement of Condition
                            December 31, 1996
                         (Dollars in Thousands)
                               (unaudited)

	                               VFSC	        Eastern	   Pro Forma	   Pro Forma
	                               Historical 	 Historical	Adjustments	     VFSC
Assets
Cash and due from banks       		$   61,962	  $ 30,626	 $(25,424) (D) $   67,164
Interest bearing balances
 with  banks		                          60			                                60
Securities available for sale		    291,120	     9,997		                 301,117
Securities held to maturity			     276,909              	(4,281) (A)	   272,628
FHLB stock			                                   9,283		                   9,283
Federal funds sold		                 1,775	     6,598		                   8,373
Loans		                            910,436	   496,852	   (5,625) (A) 	1,401,663
  Allowance for loan losses			     (13,647)	   (2,906)		                (16,553)
   Net loans		                     896,789	   493,946	   (5,625)	     1,385,110
Premises and equipment		            23,618	    17,185     	(757) (A) 	   40,046
Real estate held for investment 		   1,360	       261		                   1,621
Other real estate owned 		             697	     4,951		                   5,648
Goodwill and other intangibles		     6,327	     6,512	    45,150 (A)(E)  57,989
Other assets			                     29,273	     9,750	     3,372 (B)   	 42,395
  Total assets		                $1,312,981	  $866,018	   $12,435	    $2,191,434

Liabilities and stockholders' equity
Liabilities
Total deposits		                $1,083,258	  $627,217   	$(1,493)(A) $1,711,968
Federal funds purchased and
 securities sold with
 agreements to repurchase		         77,672			                            77,672
Borrowed money		                    23,169	   168,780	       333 (A)   	191,616
Other liabilities			                 9,165	     5,243 	   (3,753)(C)    	18,161
 Total liabilities		             1,193,264	   801,240	    (4,913)	    1,999,417

Stockholders' equity:
 Common stock		                      4,892	        41	        41 (E)     	6,886
				                                                      (1,994)(D)
 Capital Surplus		                  49,590	    36,543 (E)	36,543 (E)   	119,896
			                                                     	(70,306)(D)
 Undivided profits  		              71,151	    31,043	    31,043 (E)    	71,151
 Security valuation allowance     		(1,029)	       (2)	       (2)(E)    	(1,029)
 Treasury stock, at cost			         (4,887)	   (2,847)	   (2,847)(E)    	(4,887)
  Total stockholders' equity			    119,717	    64,778	    (7,522)	      192,017

   Total liabilities and
      stockholders' equity		    $1,312,981	  $866,018	  $(12,435)   	$2,191,434


                VERMONT FINANCIAL SERVICES CORP. - EASTERN BANCORP.
                 Pro Forma Combined Condensed Statement of Income
                  For the twelve months ended December 31, 1996
                  (Dollars in thousands, except per share data)
                                  (unaudited)

	                                 VFSC	      Eastern	     Pro Forma	   Pro Forma
	                                 Historical Historical  	Adjustments	    VFSC

Interest income
	Interest on fees on loans		      $81,281	   $42,173      $ (804)(G)  	$124,258
	Interest on securities
  available for sale		             15,982	       321	       (428)(F)    	16,731
	Interest on securities held
  to maturity			                              19,184		                   19,184
	Other			                             842			                                842
  Total interest income          		98,105	    61,678     	(1,232) 	     161,015
Interest expense
	Deposits		                        37,057	    23,734	       (299)(I)    	60,492
	Other			                           4,294	     8,185	        167 (K)    	12,646
	 Total interest expense         		41,351	    31,919	       (132)	       73,138

Net interest income		              56,754	    29,759	     (1,364)	       87,877
Provision for loan losses			        3,350	       605		                    3,955
                                 		53,404    	29,154     	(1,364)       	83,922

Other income		                     19,161	    10,810		                   29,971
Other expenses			                  47,411	    34,715	      3,026 (H)(J) 	85,152
	Income before income taxes		      25,154	     5,249	      1,662	        28,741
Applicable income taxes			          8,539	     2,011	        582 (L)	    11,132
	Net income			                    $16,615	    $3,238	     $2,244	       $17,609

Weighted average common
 shares outstanding		           4,819,673		            1,994,484     	6,814,157

Earnings per share		                $3.45	     $0.85	                     $2.58


             VERMONT FINANCIAL SERVICES CORP. - EASTERN BANCORP.
              Pro Forma Combined Condensed Statement of Income
               For the twelve months ended December 31, 1995
                (Dollars in thousands, except per share data)
                                   (unaudited)

	                                   VFSC	      Eastern	    Pro Forma	  Pro Forma
	                                   Historical	Historical 	Adjustments	  VFSC
Interest income
	Interest on fees on loans	         $83,506   	$39,764   	$ (804) (G)	$  124,074
	Interest on securities
   available for sale		              11,923  	     552	     (428) (F)	    12,903
	Interest on securities held
  to maturity			                                20,936		                  20,936
	Other			                             1,028			                             1,028
	  Total interest income		           96,457	    61,252    (1,232)       	158,941
Interest expense
	Deposits		                          36,945  	  23,109  	   (299) (I)    	59,755
	Other			                             5,024	    10,369	      167  (K)	    15,560
	  Total interest expense            41,969	    33,478     	(132)	        75,315

Net interest income	                 54,488	    27,774  	 (1,364)	        83,626
Provision for loan losses             3,900	     1,997		                   5,897
                                    	50,588    	25,777   	(1,364)        	77,729

Other income                         17,549	    10,830		                  28,379
Other expense                        45,999	    29,711	    3,026 (H)(J)  	78,736
	Income before income taxes	         22,138	     6,896	    1,662	         27,372
Applicable income taxes			            7,241	     2,414	      582 (L)	     10,237
	Net income			                      $14,897    	$4,482	   $2,244	        $17,135

Weighted average common
 shares outstanding		             4,812,831		          1,994,484	      6,802,037

Earnings per share		                  $3.10	     $1.19		                   $2.52



            VERMONT FINANCIAL SERVICES CORP. - EASTERN BANCORP, INC.
                      NOTES TO PRO FORMA COMBINED FINANCIAL DATA
           (Dollars in t(Dollars in thousands, except per share data)

Note (A)
Note (A)  	To adjust assets and liabilities to their estimated fair values:
                                                                 Dr.(Cr.)
          	Investments	                                         	$(4,281)
          	Loans	                                                	(5,625)
          	Premises and equipment	                                 	(757)
          	Deposits	                                             	(1,493)
          	Mortgage servicing rights	                             	2,188
          	FHLB advances	                                           	333


Note (B)   	To reflect tax effects of transaction:
                                                                  Dr.(Cr.)
           	Tax effect of fair value adjustments	                	$ 3,372

Note (C)    To accrue estimated professional and other costs associated with the merger of $3,753.


Note (D)    To reflect issuance of stock and payment of cash to Eastern:
                                                                   Dr.(Cr.)
	           Market value of 1,801,032 shares of VFSC Common Stock
            (based on closing bid price per share of	$36.25 for
            VFSC Common Stock on November 11, 1996)	              	$65,286
           	Cash to be paid	                                       	26,648
           	Consideration for Eastern stock option spread          		5,790
                                                                   $97,724

           	This assumes that all holders of Eastern stock options exercise such options and an additional 193,452 shares of VFSC common stock are issued.


Note (E)   	Goodwill is calculated as follows:
                                                                  	Dr.(Cr.)
           	Stockholders' equity of Eastern at December 31, 1996 		$64,778
           	Increase (decrease) to Eastern's equity as a result
            of estimated fair value adjustments:
	               	Investments		                                     	(4,281)
	               	Loans	                                           		(5,625)
               		Premises and equipment		                            	(757)
	               	Deposits		                                        	(1,493)
	               	Mortgage servicing rights		                        	2,188
	               	FHLB advances	                                      		333
		               Tax effect of fair value adjustments		             	3,372

               		Unallocated purchase price (goodwill)            			42,962
            		     Total purchase price (including merger costs) 		$101,477

Note (F)    To accrete fair value adjustment for investments (10 years).

Note (G)    To accrete fair value adjustment for loans (7 years).

Note (H)    To accrete fair value adjustment for premises and equipment
            (5 years).

Note (I)    To accrete fair value adjustment for deposits (5 years).

Note (J)    To amortize intangibles:

                                              	Year Ended     	Year Ended
                                                	12/31/96       	12/31/95

           	Mortgage servicing rights (7 years)		$   313        	$   313
           	Goodwill (15 years)                 			2,864         		2,864
          		Total		                             	 $3,177        		$3,177

Note (K)    To amortize fair value adjustment of FHLB advances (2 years).

Note (L) To record tax impact of accretion and amortization of fair value adjustments.

Note (M) Pursuant to the Merger Agreement described elsewhere in this document, VFSC will issue 1,801,032 shares of VFSC Common stock in connection with the Merger, provided that the price of VFSC Common Stock at the Effective Date, as defined in the Merger Agreement, is greater than $26.06 per share (minimum price) and less than $39.96 per share (maximum price). The following table presents the pro forma effect on selected financial data assuming these minimum and maximum per share prices. This table assumes that all holders of Eastern stock options exercise such options and an additional 193,452 shares of VFSC common stock are issued. See "THE MERGER - Treatment of Eastern Stock Options."

           	In thousands, except per share data
	                                                            Minimum   Maximum
           	Purchase Price	                                 	$77,404 	$105,128
           	Goodwill	                                        	22,642   	50,366
           	Net income:
	              	Year ended December 31, 1995                		18,490   	16,641
	              	Year ended December 31, 1996	                	18,964   	17,115
           	Earnings per share:
               	Year ended December 31, 1995		                  2.72     	2.45
	              	Year ended December 31, 1996	                  	2.78     	2.51


     The combined financial results presented above include adjustments made to conform accounting policies of the two Companies. All adjustments are reclassifications to conform financial statement presentation. These reclassifications include EBCP transferring its investment portfolio from "Held-to-Maturity" to "Available for Sale" at December 31, 1996. There were no intercompany transactions between the two Companies during the periods presented above.


Statement of Management Responsibility

     The management of Vermont Financial Services Corp. is responsible for the accuracy and content of the financial statements and other financial information in this annual report. The financial statements have been prepared in conformity with generally accepted accounting principals applied on a consistent basis in all material respects, and data include amounts based upon management's judgment where appropriate.
     The accounting systems which record, summarize and report financial data are supported by a system of internal controls which is augmented by written policies, internal audits and staff training programs. The Audit Committee of the Board of Directors, which is made up solely of outside directors who are not employees of the Company, reviews the activities of the internal audit function and meets regularly with representatives of Coopers & Lybrand L.L.P. the Company s independent auditors. Coopers & Lybrand L.L.P. has been appointed by the Board of Directors to conduct an independent audit and to express an opinion as to the fairness of the presentation of the consolidated financial statements of Vermont Financial Services Corp.


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Vermont Financial Services Corp.

We have audited the accompanying consolidated balance sheets of Vermont Financial Services Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Vermont financial Services Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As described in Notes 1 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in 1996.


Springfield, Massachusetts
January 21, 1997



PART III

Item 10 - Directors and Executive Officers of Registrant

Executive Officers

     	The following table shows the name of each executive officer of the Company, his age, the offices with the Company held by him, and the year he was first elected to a comparable office with the Banks. There are no family relationships among the executive officers.

                                                                   	Year First
                                                                   	Elected to
      Name and Age                       	Office                      	Office
  John D. Hashagen, Jr. (55)  	President and Chief Executive           	1990
		                               Officer of the Company
	                             	Executive Vice President of the Company 	1989
	                             	Senior Vice President of the Company    	1983
                              	President and Chief Executive Officer  		1987
                             	   of VNB

  Richard O. Madden (48)      	Secretary of the Company                	1993
                              	Executive Vice President of the Company	 1990
                              	Treasurer of the Company                	1986
                              	Executive Vice President of VNB         	1988
                              	Senior Vice President of VNB            	1987
                              	Chief Financial Officer of VNB          	1986

  Louis J. Dunham (43)        	Executive Vice President of the Company 	1997
	                             	Executive Vice President of VNB         	1994
                              	Senior Credit Officer of VNB            	1991
                              	Senior Vice President and Senior
                                 Commercial Loan Officer of VNB        	1987

  Robert G. Soucy (51)        	Executive Vice President of the Company 	1992
                              	Executive Vice President of VNB         	1988
                              	Senior Vice President of VNB            	1984

  W. Bruce Fenn (55)          	Executive Vice President of the Company 	1997
	                             	Executive Vice President of VNB         	1988
                                 Senior Vice President and Senior Loan 	1987
                                  Officer of VNB

  Kenneth R. Cole (50)        	President of UB                         	1995
                              	Senior Vice President and Treasurer     	1986
                                 of UB

Directors

     The following table sets forth the name and address of each director of the Company, his or her age and principal occupation and the year in which he or she first became a director of the Company or its predecessors. The business address of each of the directors is the Company's address except as otherwise
noted.    No family relationship exists between any of the directors.

       Name, Age and Principal                                    	Year First
     Occupation or Employment and                                   	Became
  		Offices held with the Company(1)                                	Director

  Anthony F. Abatiell (57)
      Attorney, Partner, Abatiell, Wysolmerski &                     	1982
     	Valerio Law Offices, Rutland, VT

  Zane V. Akins (56)
	     President, Akins & Associates,	                                 1987
	     Brattleboro, VT

  Charles A. Cairns (55)
	     President, Champlain Oil Co., Inc. and                         	1986
     	Coco Mart, Inc., South Burlington, VT

  William P. Cody (43)
	     General Manager, Cody Chevrolet, Inc.,                         	1996
	     Montpelier, VT

  Allyn W. Coombs (62)
	     President and Treasurer of Allyn W. Coombs,                    	1994
	     Inc. (Real Estate Development & Management),
	     Amherst, MA

  Beverly G. Davidson (65)
	     Secretary, Treasurer of RCAS, Inc.,                            	1980
      (Vermont State Fair), Rutland, VT

  Philip M. Drumheller (43)
	     President, The Lane Press, Inc., Burlington, VT                	1995

  James E. Griffin (69)
	     President, J. R. Resources, Inc.                               	1972
	     (Business Consultants), Rutland, VT

  John D. Hashagen, Jr. (55)
	     President & Chief Executive Officer of                         	1987
 	    Vermont Financial Services Corp., Brattleboro;
	     President & Chief Executive Officer,
	     Vermont National Bank, Brattleboro, VT

  Francis L. Lemay (64)
     	Chairman, United Bank                                          	1994

  Kimball E. Mann (62)
	     President, J.E. Mann, Inc. (Real Estate                        	1969
     	Management), Brattleboro, VT

  Stephan A. Morse (50)
	     President and CEO, The Windham Foundation,                						1986
	     Inc., Grafton, VT

  Roger M. Pike (56)
	     Consultant, Rutland, VT	 				                                 		1980

  Mark W. Richards (51)
	     President, Richards, Gates, Hoffman	                       					1988
     	& Clay (Insurance), Brattleboro, VT


Item 11 - Executive Compensation

     The following tables contain a three-year summary of the total compensation paid to the CEO of the Company and the other five executive officers.

I.   SUMMARY COMPENSATION TABLE

                          	         Annual Compensation
(a)                     	           (b)	        (c)     	  (d)	        (e)
                                                                    Other
                                                                    Annual
                      	 	                        Salary	    Bonus	  Compensation
Name and Principal Position         Year 	       $ 	        $           $
John D. Hashagen	                   1996	        $234,000  	$93,600 	   N/A
President and Chief	                1995 	        220,000   	66,000 	   N/A
Executive Officer	                  1994 	        200,000   	30,000 	   N/A

Kenneth R. Cole	                    1996	        $110,000  	$16,500 	   N/A
 President and	                     1995 	        109,727   	12,540	    N/A
Chief Executive Officer	            1994 	         88,009   	11,000 	   N/A

Richard O. Madden	                  1996	        $120,000  	$48,000 	   N/A
Executive Vice President,	          1995	         112,000   	33,600	    N/A
Treasurer, Secretary 	              1994 	        108,000   	16,200 	   N/A

Robert G. Soucy	                    1996	        $128,000  	$51,200 	   N/A
Executive Vice President,	          1995	         120,000   	36,000 	   N/A
VNB Senior Operating Officer	       1994	         115,000   	17,250	    N/A

Louis J. Dunham	                    1996	        $115,000	  $46,000 	   N/A
Executive Vice President,	          1995	          98,000	   29,400	    N/A
VNB Senior Credit Officer	          1994	          94,000	   14,100 	   N/A

W. Bruce Fenn	                      1996	        $120,000	  $48,000 	   N/A
Executive Vice President,	          1995	         111,077	   33,000 	   N/A
VNB Senior Banking Officer  	       1994	         108,000	   16,200 	   N/A


                                 Long Term Compensation
                                             Awards         Payouts
                                          (f)     (g)     (h)     (i)
                                          Restric-
                                          ed
                                          Stock   Options/  LTIP  All Other
                                          Awards  SARs    Payouts Compensations
Name and Principal Position       Year    $       #       $       $(1)

John D. Hashagen                  1996    N/A     13,500 sh  N/A  $22,949 (2)
President and Chief               1995    N/A     14,000     N/A   14,528 (3)
Executive Officer                 1994    N/A     12,300     N/A    7,298 (4)

Kenneth R. Cole                   1996    N/A      6,400 sh  N/A    2,539
UB President and                  1995    N/A        N/A     N/A      611
Chief Executive Officer           1994    N/A        N/A     N/A      N/A

Richard O. Madden                 1996    N/A      7,000 sh  N/A   12,540
Executive Vice President,         1995    N/A      7,100     N/A    6,720
Treasurer, Secretary              1994    N/A     10,600     N/A    4,111

Robert G. Soucy                   1996    N/A      7,400 sh  N/A   13,708 (2)
Executive Vice President,         1995    N/A      7,600     N/A    7,306 (3)
VNB Senior Operating Officer      1994    N/A      7,100     N/A    3,620

Louis J. Dunham                   1996    N/A      6,700 sh  N/A   11,718
Executive Vice President,         1995    N/A      6,200     N/A    5,961
VNB Senior Credit Officer         1994    N/A      5,700     N/A    3,550

W. Bruce Fenn                     1996    N/A      7,000 sh  N/A   13,959 (2)
Executive Vice President,         1995    N/A      6,900     N/A    7,878 (3)
VNB Senior Banking Officer        1994    N/A      6,600     N/A    5,065

(1) Includes the 50% Company match of the respective employees' 401k contribution and the employees' portion of the Company's contribution to the Employees Profit Sharing Plan.

(2)  	Includes discounts received on purchase of common stock under the
      Company's Employee Stock Purchase Plan of $2,597 for Mr. Hashagen, $1,352 for Mr. Fenn and $569 for Mr. Soucy.

(3)	  Includes discounts received on purchase of common stock under the
      Company's Employee Stock Purchase Plan of $2,754 for Mr. Hashagen, $1,120 for Mr. Fenn and $452 for Mr. Soucy.

(4)  	Includes $778 discount received on purchases of common stock under the Company's Employee Stock Purchase Plan.


II.  OPTION/SAR GRANTS TABLE

                          Option/SAR Grants in Last Fiscal Year
	                                                  Potential Realizable Value
	                                                  at Assumed Annual Rates of
                                                     Stock Price Appreciation
                 Individual Grants					                  for Option Term (1)
(a)	               (b)        	(c)	      (d)	     (e)	       (f)	         (g)
		                           % of Total
		                          Options/SARs
	                      # of	 Granted to 	Exercise
	                  Securities	Employees	 or
	                  Underlying 	Fiscal	   base
                    Options     in       Price   Expiration
Name                Granted 	  Year	     ($/Sh)  	 Date	      5%($)	     10%($)

John D. Hashagen	   13,500	   22.5%	    $31.50	   3/13/06	  $267,437	  $677,739

Kenneth R. Cole	     6,400	   10.7	      31.50	   3/13/06	   126,785	   321,298

Richard O. Madden	   7,000	   11.7     	 31.50	   3/13/06	   138,671	   351,420

Robert G. Soucy	     7,400	   12.3	      31.50	   3/13/06	   146,595	   371,501

Louis J. Dunham 	    6,700	   11.2	      31.50	   3/13/06	   132,728	   336,359

W. Bruce Fenn	       7,000	   11.7	      31.50	  3/13//06	   138,671	   351,420

(1) The assumed growth rates in price in the Company's stock are not necessarily indicative of actual performance that may be expected.


III. OPTION EXERCISES AND YEAR-END VALUE TABLE

Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Value
(a)	                    (b)	         (c)	     (d)	           (e)

                                            Number of Securities
                                              Underlying
                                              Unexercised   Value of
                                              Options at    Unexercised
			                                           FY-End (#)    In-the Money
                 Shares Acquired    Value     Exercisable/  Expiration
Name              on Exercise (#) Realized($) Unexercisable    Date
John D. Hashagen	     1,000	      $16,875	    42,800/0	    $488,450/$0

Kenneth R. Cole	        N/A	          N/A	     6,400/0	    $ 25,600/$0

Richard O. Madden	      N/A  	        N/A	    24,700/0    	$295,200/$0

Robert G. Soucy	        N/A          	N/A	    26,100/0	    $311,550/$0

Louis J. Dunham 	       N/A	          N/A    	21,600/0	    $250,950/$0

W. Bruce Fenn	          N/A	          N/A	    24,500/0	    $292,600/$0

(1) Represents the difference between the aggregate exercise price and the aggregate market value on the date of the exercise.

(2)   	Represents the difference between the aggregate exercise price and the aggregate market value as of December 31, 1996.


Deferred Compensation Agreements

     VNB has entered into Executive Deferred Compensation Agreements with certain officers, including Mr. Hashagen and the other executive officers
in the group referred to in the above table.   The agreements provide for
monthly payments for a ten-year period from retirement after age 60 but before age 65, and for a fifteen-year period from retirement after age 65, subject to certain conditions. The conditions include the requirements that the officer refrain from competitive activities, be available for certain advisory and consulting services subsequent to retirement and continue in the employment
of VNB  until retirement.   The agreements also provide for  payments  upon
disability prior to retirement and payments to beneficiaries of the officers
under certain circumstances.   Mr.  Hashagen's agreement provides for payments
in the amount of $1,944.44 per month,  and the agreements of Messrs. Madden,
Soucy and Fenn provide for payments  of $1,388.89 per month.   Vermont National
Bank has purchased life insurance policies on the lives of these officers which in effect, will provide the funds to make payments to reimburse VNB for payments made under the agreements.

     Mr. Cole is covered under a Supplemental Executive Retirement Plan (SERP) which is designed to augment his retirement benefit from UB's pension plan and his social security benefit so that his aggregate annual retirement benefit will approximate 70% of his highest 3-year average salary prior to retirement. Under the terms of his SERP, it is anticipated that Mr. Cole will receive an
annual supplemental retirement benefit of $43,362  at age 65.   UB has purchased
a split-dollar life insurance policy which will provide this benefit to Mr. Cole.

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

     Severance benefits payable in the event of a qualifying termination after a change of control are to be paid in equal consecutive biweekly installments. If severance payments due in the event of termination after a change of control were payable to each of the executive officers on the date of this filing, the aggregate amount of such severance payments would be $1,730,
00. These severance payments are subject to up to a 50% reduction if the officer works for or participates in the management, operation or control of a commercial or savings bank, or bank holding company, which does business in Vermont, unless such officer's activities are substantially outside Vermont. Additionally, the officer will be entitled to continuation of life, disability, accident and health insurance benefits and a cash adjustment to compensate the executive for the market value of any stock options under the Company's Officer' or Directors' Non-Qualified Stock Option Plans in excess of their exercise price.

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

     The Company and UB have entered into an agreement to employ Mr. Cole, President and Chief Executive Officer of UB, at an annual salary of $125,000.

In addition to and as part of the foregoing agreement,  Mr.  Cole has entered into a management continuity agreement which is similar in form to agreements currently in force between the Company and VNB and their senior officers. This agreement is automatically renewable annually unless the
Company and UB elect not to renew  it.   Under  the management continuity
agreement, Mr. Cole would be entitled to severance payments of 200% of base salary at the time of termination if terminated under certain circumstances after a change of control of the Company or UB.

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

Profit-Sharing Plan

     Each employee of VNB and UB, including executive officers, becomes eligible to participate in the Company's Profit-Sharing Plan on January 1 of
the Plan year in which he  or she completes one full year of continuous service
of 1,000 hours or more.   Upon completion of three years of continuous service,
a participant becomes 30% vested, increasing to 40% after four years, 60% after five years, 80% after six years, and fully vested after seven years. Vested participants may elect to receive, in cash, up to 50% of their annual allocation of the Company's contribution to the Profit-Sharing Plan. Vested\ amounts not so received in cash are distributed to participants upon their
retirement or earlier upon termination of employment.   During 1996,  the
Company made a contribution of approximately $750,000 to the Profit-Sharing
Plan.

Retirement Plan

     The VNB Retirement Plan covers substantially all eligible employees of the Bank, including officers, and provides for payment of retirement benefits generally based upon an employee's years of credited service with the Bank and his or her salary level, reduced by a portion of the Social Security benefits to which it is estimated the employee will be entitled.

     The following table represents estimated annual benefits upon retirement at age 65 to employees at specified salary levels (based upon the average annual rate of salary during the highest five years within the final ten years of employment) at stated years of service with the Bank. The amounts shown are after deduction of estimates for Social Security reductions based on the Social Security law as of January 1, 1997.

                   Estimated Annual Benefits at Retirement
                       by Specified Remuneration and
                      Years of Service Classification

Final Average				               Years of Service
Compensation 	  5	          10	         15	         20	         25
$ 20,000	     $1,458	    $ 2,916	    $ 4,374	    $ 5,832	    $ 7,290
	 40,000      	3,368	      6,737	     10,105	     13,474	     16,842
	 60,000      	5,609	     11,218	     16,826	     22,435	     28,044
	 80,000	      8,009	     16,018	     24,026	     32,035	     40,044
	100,000	     10,409	     20,818     	31,226     	41,635     	52,044
	120,000	     12,809	     25,618     	38,426     	51,235     	64,044
	140,000	     15,209	     30,418	     45,626	     60,835	     76,044
	160,000 	    17,609     	35,218	     52,826	     70,435	     88,044
	180,000 *	   20,009	     40,018	     60,026	     80,035	    100,044
	200,000 *	   22,409	     44,818	     67,226	     89,635	    112,044
	220,000 *	   24,809	     49,618	     74,426	     99,235	    124,044
	240,000 *	   27,209	     54,418	     81,626	    108,835	    136,044 *
	260,000 *	   29,609	     59,218	     88,826	    118,435    	148,044 *


* Under current regulations of the Internal Revenue Code, the maximum annual benefit payable from a defined benefit plan during 1997 is $125,000 payable
   as a life annuity for retirements at age 65.   In addition,  the maximum
   annual compensation may not exceed $160,000. The amounts shown above in excess of $125,000 and those using compensation in excess of $160,000 are shown for exhibit purposes only.

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

     UB provides a retirement plan for all eligible employees through the Savings Bank Employees Retirement Association ("SBERA"), an unincorporated association of savings banks operating within Massachusetts and other organizations providing services to or for savings banks. SBERA's sole purpose is to enable the participating employers to provide pensions and other benefits for their employees.

     Each UB employee age 21 or older who has completed at least 1,000 hours of service in the last 12 month period beginning with such employee's date of
employment becomes  a participant of the retirement plan.   All participants
are fully vested when they have been credited with three (3) years of service or at age 62 if earlier.

     The retirement plan is a qualified defined benefit plan which does not require an employee to make any contributions to become a participant and
earn benefits under the Plan.   The  benefits provide for a pension equal to
1.25% of Average Compensation (the average of the three highest consecutive years of Compensation) for each year of service up to 25 years, plus .6%
of compensation above the Covered Compensation (defined below) for each year
of service up to 25 years.   For example,  under the above benefit formula,
a Participant attaining age 65 in 1996 with 25 years of service, will be entitled to a benefit equal to 31.25% (1.25% x 25 years) of Average Compensation plus 15% (.6% x 25 years) of the difference (if any) between the participant's Average Compensation  and  the Covered Compensation for a
participant turning age 65 in 1996.   Covered Compensation  is  the average
of the 35 years of  Social  Security taxable  wages up to and including the year
in which a Participant reaches Social Security retirement age.   Normal
retirement age under the plan is 65; a reduced early retirement benefit is payable from age 50 to 65 under certain conditions.

     The  following table illustrates annual pension benefits for retirement at age 65 under  the most advantageous plan provisions available for
various levels of  compensation  and years of service.   The figures in this
table are based upon the assumption that the plan continues in its present form and certain other assumptions regarding compensation trends and social security.

Annual Pension Benefit Based on Years of Service and age 65 Retirement

Average                                          25 years
Compensation 10 years    15 years    20 years    and after
$ 20,000	    $ 2,500	    $ 3,750	    $ 5,000	    $ 6,250
 	40,000      	5,745      	8,618     	11,491     	14,364
 	60,000	      9,445	     14,168	     18,891	     23,614
 	80,000	     13,145	     19,718	     26,291	     32,864
	100,000	     16,845	     25,268	     33,691	     42,114
	120,000	     20,545	     30,818	     41,091	     51,364
	140,000     	24,245	     36,368	     48,491	     60,614
	150,000 *	   26,095	     39,143	     52,191	     65,239


* Federal law does not permit defined benefit pension plans to recognize compensation in excess of $150,000 for plan years beginning in 1994 (11/01/94 for SBERA).

  	As of December 31,  1996 Mr.  Cole had 11 years of credited service.


Compensation of Directors

     Each director who is not an officer of VFSC, VNB or UB receives an annual retainer of $5,000 and, in addition, a $600 fee for each regular monthly Board of Directors' meeting attended and a $400 fee for each meeting of a committee
of the Board he or she  attends.   In addition,  the Chairman of the Board
receives an annual retainer of $5,000 and each committee chairperson receives an annual retainer of $500. Non-officer directors each received options to purchase 1,000 shares of the Company's stock during 1996 at an exercise price of the then current market value of $31.50.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 1996 the following beneficial owners were known to control five percent or more of the outstanding shares of Common Stock, $1
par value, of the Company.   The  information below was taken from form Schedule
13Gs filed as of December 31, 1996 with the Securities and Exchange Commission.

                               	 Amount of
                                	Beneficial	  Percent
Name and Address          	      Ownership	   of Class

Vermont National Bank     	      306,681	     6.7%   (1)
Trust Department
100 Main Street
Brattleboro, VT  05301

David L. Babson & Company, Inc 	 250,100     	5.4%   (2)
One Memorial Drive
Cambridge, MA  02142-1300

John Hancock Advisers, Inc.    	 400,950     	8.7%   (3)
John Hancock Place, P.O. Box 111
Boston, MA 02117

(1) Includes sole voting power for 65,050 shares, shared voting power for 241,631 shares, sole dispositive power for 203,916 shares and shared dispositive power for 102,765 shares.

(2) Includes sole voting power for 179,300 shares, shared voting power for 70,800 shares and sole dispositive power for 250,100 shares.

(3)  Includes sole voting and sole dispositive power for 400,950 shares.

     The following table sets forth the name and address of each director, nominee for director or executive officer of the Company, his or her age and principal occupation, all positions or offices held by such individual within the Company, the year in which he or she first became a director of the Company or its predecessors, the number of whole shares of Common Stock of the Company beneficially owned by each at the close of business on December 3, 1996, and the percent of class so owned. The business address of each of the directors, nominees and executive officers is the Company's
address except as  otherwise noted.   It is anticipated that each of the
nominees will continue to act as  Directors of VNB and/or UB.   No family
relationship exists between any director or persons nominated by the Company to become directors.


		                                        Amount and	          Percent
		                                        Nature of           	of VFSC
		                                        Beneficial          	Common
  		                                      Ownership           	Stock

     Anthony F. Abatiell (57)	            61,169(1)	           1.33%
     Zane V. Akins (56)	                   2,409(2)	           0.05%
     Charles A. Cairns (55)	               7,290(3)           	0.16%
     William P. Cody (43)	                 1,347(4)	           0.03%
     Allyn W. Coombs (62)	                13,370(5)	           0.29%
     Beverly G. Davidson (65)	             4,960(6)	           0.11%
     Philip M. Drumheller (43) 	           1,250(7)	           0.03%
     James E. Griffin (69)	                5,748(8)	           0.12%
     John D. Hashagen, Jr. (55)	          60,948(9)	           1.32%
     Francis L. Lemay (64)	              104,987(10)          	2.28%
     Kimball E. Mann (62)	                14,013(11) 	         0.30%
     Stephan A. Morse (50)	                8,348(12)	          0.18%
     Roger M. Pike (56)	                   8,820(13) 	         0.19%
     Mark W. Richards (51)	               29,972(14) 	         0.65%
     Kenneth R. Cole (50) 	               24,816(15) 	         0.54%
     Louis J. Dunham (42)	                26,614(16) 	         0.58%
     W. Bruce Fenn (55)	                  33,779(17)	          0.73%
     Richard O. Madden (48)	              27,567(18) 	         0.60%
     Robert G. Soucy (51)	                36,034(19) 	         0.78%


(1) Includes 58,169 shares held in a custodial capacity in VNB's trust department in which Mr. Abatiell has sole voting and investment powers. Also includes options to acquire 3,000 additional shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(2) Includes options to acquire 1,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(3) Includes options to acquire 3,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(4) Includes options to acquire 1,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(5)  Includes  8,370  shares held jointly with a family member in  which  Mr.
     Coombs shares  voting  and investment powers.   Also includes options
     to acquire 2,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(6) Ms. Davidson shares voting and investment powers on 1,960 shares. Includes options to acquire 3,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(7) Mr. Drumheller has sole voting and investment powers on 250 shares. Also includes options to acquire 1,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(8)  Includes  options to acquire 3,000 shares,  exercisable within sixty
     (60)  days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(9) Includes 224 shares held by a family member in which Mr. Hashagen has no voting or investment powers and as to which Mr. Hashagen disclaims beneficial ownership. Also includes 200 shares held in the name of Green Mountain Investment Club in which Mr. Hashagen shares voting and investment powers and 10,203 shares held in the VNB Profit Sharing Plan, and options to acquire 42,800 shares, exercisable within sixty (60) days, pursuant to the Officers' Non-Qualified Stock Option Plans.

(10)  Includes 29,100 shares held in a trust in which Mr. Lemay has sole voting
      and investment powers.   Also includes 30,000 shares held by a family
      member in a trust in which Mr. Lemay has no voting or investment powers. Also includes options to acquire 1,500 shares, exercisable within sixty
      (60) days,  pursuant to the Directors' Non-Qualified Stock Option Plans.

(11)  Includes 9,379 shares held jointly with a family member in which
      Mr. Mann shares voting and investment powers.   Also includes 814
      shares held by a family member in which Mr. Mann has no voting or investment powers and as to which Mr. Mann disclaims beneficial ownership and also includes options to acquire 3,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(12) Includes 505 shares held by a family member in which Mr. Morse has no voting or investment powers and as to which Mr. Morse disclaims beneficial ownership and includes options to acquire 3,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(13) Includes 777 shares held jointly with family members. Also includes 1,075 shares held by a family member in which Mr. Pike has no voting power and as to which Mr. Pike disclaims beneficial ownership and includes options to acquire 3,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(14)  Includes  27,972 shares held jointly with family members in which
      Mr. Richards shares  voting  and investment powers.   Also includes
      options to acquire 2,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(15) Includes 14,135 shares held jointly with family members in which Mr. Cole shares voting and investment powers. Also includes 4,281 shares in VNB's Profit Sharing Plan and includes options to acquire 6,400 shares exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

(16)  Includes 5,014 shares in the VNB Profit Sharing Plan.   Also includes
      options to acquire 21,600 shares exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

(17) Includes 104 shares in which Mr. Fenn has no voting or investment powers. Also includes 2,650 shares held jointly with a family member in which Mr. Fenn shares voting and investment powers, 6,525 shares in the VNB Profit Sharing Plan and options to acquire 24,500 shares, exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

(18)  Includes 28 shares held jointly with a family member in which Mr. Madden
      shares voting and investment powers.   Also includes 2,839 shares held
      in the VNB Profit Sharing Plan and options to acquire 24,700 shares exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

(19) Includes 346 shares held by a family member in which Mr. Soucy has no voting or investment powers. Also includes 4,650 shares in the VNB Profit Sharing Plan and options to acquire 26,100 shares, exercisable within sixty (60) days pursuant to the Officers' Non-Qualified
      Stock Option Plans.

     On December 31,  1996, the directors and officers of the Company as a group (19) had beneficial  ownership of 473,441 shares of Company Common Stock,
amounting to 10.30% of the outstanding shares.   This includes options to
acquire 175,600 shares, or 3.82% of the outstanding shares, exercisable within sixty (60) days, pursuant to the Directors' and Officers' Non-Qualified Stock Options Plans.

Item 13 - Certain Relationships and Related Transactions

     Some directors and officers of VNB, UB and the Company and their associates were customers of and had transactions with the Banks and the Company in the ordinary course of business during 1996. Additional transactions may be expected to take place in the ordinary course of business in the future. Some of the Company's directors are directors, officers, trustees, or principal security holders of corporations or other organizations which were customers of or had transactions with the Banks in the ordinary course of business during 1996. All outstanding loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility nor present other unfavorable features.

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

	Report of Independent Certified Public Accountants

	Consolidated Balance Sheets - December 31, 1996 and 1995

	Consolidated Statements of Income - For the Years Ended December 31, 1996, 1995, and 1994

	Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended December 31, 1996, 1995, and 1994

	Consolidated Statements of Cash Flow - For the Years Ended December 31, 1996,
   1995 and 1994

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

     	22.  Subsidiaries of Registrant.  Filed herewith.

     	24. Consent of Coopers & Lybrand L.L.P..  Filed herewith.

         	(b) Reports on Form 8-K.

     During the Registrant's fiscal quarter ended December 31, 1996, the Registrant filed one Report on Form 8-K. Under Item 5. of that Report the Registrant disclosed that on November 13, 1996, Vermont Financial Services Corp. ("VFSC") entered into an Agreement and Plan of Reorganization by and among VFSC, Eastern Bancorp, Inc., a Delaware corporation, and Vermont Federal Bank, FSB, a federally chartered stock savings bank and wholly owned subsidiary of Eastern. Pursuant to the Merger Agreement, Eastern will merge with and into VFSC, and Vermont Federal will become a wholly owned subsidiary of VFSC.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERMONT FINANCIAL SERVICES CORP.


Date:  March 12, 1997	By  John D. Hashagen, Jr.
                         John D. Hashagen, Jr., President
                           and Chief Executive Officer


	                     	By  Richard O. Madden
                        	 Richard O. Madden, Executive Vice
                          	 President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                      	Title                              	Date

/S/                      	Director and President           	March 12, 1997
John D. Hashagen, Jr.	  	(Principal Executive Officer)

/S/                      		Secretary & Treasurer           	 March 12, 1997
Richard O. Madden       		(Principal Financial Officer)

/S/                      		Director                        	 March 12, 1997
Anthony F. Abatiell

/S/                       	Director                         	March 12, 1997
Zane V. Akins

/S/                       	Director                         	March 12, 1997
Charles A. Cairns

/S/                      		Director                         	March 12, 1997
William P. Cody

/S/                      		Director                         	March 12, 1997
Allyn W. Coombs

/S/                      		Director                         	March 12, 1997
Beverly G. Davidson

/S/                      		Director                         	March 12, 1997
Philip M. Drumheller

/S/                      		Director                          March 12, 1997
James E. Griffin

/S/                      		Director                         	March 12, 1997
Francis L. Lemay

/S/                      		Director                         	March 12, 1997
Kimball E. Mann

/S/                       	Director                         	March 12, 1997
Stephan A. Morse

/S/                       	Director                         	March 12, 1997
Roger M. Pike

/S/                        Director                         	March 12, 1997
Mark W. Richards



Index to Exhibits


     Exhibit 22  Subsidiaries of Registrant

     Exhibit 23  Consent of Independent Certified Public Accountants


Exhibit 22



Subsidiaries of Registrant:

1.	Vermont National Bank, a national banking association, with a principal place of business at 100 Main Street, Brattleboro, VT 05301.

2.	United Bank, a Massachusetts state-chartered savings bank, with a principal place of business at 45 Federal Street, Greenfield, MA 01301


Exhibit 23



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     We consent to the incorporation by reference in the registration statements of Vermont Financial Services Corp. on Form S-8 (File No. 2-83361) and Form S-3 (File No. 2-80833) of our report, dated January 21, 1997, on our audits of the consolidated financial statements as of December 31, 1996 and 1995, and for each of the three years ended December 31, 1996.

COOPERS & LYBRAND L.L.P.


Springfield, Massachusetts
March 12, 1997