Form 10-Q
period 1997-03-31
VERMONT FINANCIAL SERVICES CORP
filed 1997-05-13
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549
                           ________________________

                                   Form 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                           ________________________


        For the Quarterly Period Ended March 31, 1997, Commission Files
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

                                    Yes  X  No___

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           As of April 30, 1997  4,631,679


ITEM 1. FINANCIAL INFORMATION
                        VERMONT FINANCIAL SERVICES CORP.
                             Condensed Balance Sheets
                       March 31, 1997 and December 31, 1996
                       ($ in thousands,except per share data)
                                    (unaudited)

                                               March 31,     December 31,
ASSETS                                           1997            1996
Cash and Due from Banks                     $    56,996      $    61,962
Interest Bearing Balances with Banks                 42               60
Securities Available for Sale
  U.S. Treasury and U.S. Government Agencies    197,586          194,727
  Mortgage Backed Securities                     63,704           67,055
  State and Municipal                            10,497           10,558
  Other                                          12,278           18,780
    Total Securities Available for Sale         284,065          291,120
Federal Funds Sold                                2,996            1,775
Loans:
  Commercial                                    176,672          181,372
  Commercial Real Estate                        198,675          199,640
  Residential Real Estate                       421,202          432,561
  Consumer                                       92,925           96,863
    Total Loans                                 889,474          910,436
  Less:  Allowance for Loan Losses               13,759           13,647
    Net Loans                                   875,715          896,789
Premises and Equipment                           23,017           23,618
Real Estate Held for Investment                   1,348            1,360
Other Real Estate Owned (OREO) - net of
 reserve of $12 in 1997 and $87 in 1996             628              697
Goodwill & Other Intangibles                      6,560            6,327
Other Assets                                     30,869           29,273
    Total Assets                            $ 1,282,236      $ 1,312,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                    $   145,647      $  162,887
  Savings, NOW & Money Market Accounts          621,141         620,111
  Other Time:  Under $100,000                   260,511         261,427
               Over  $100,000                    38,191          38,833
    Total Deposits                            1,065,490       1,083,258
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                 73,757          77,672
Liabilities for Borrowed Money                   12,773          23,169
Other Liabilities                                 9,011           9,165
    Total Liabilities                         1,161,031       1,193,264
Stockholders' Equity
Common Stock - $1 Par Value
   Authorized 20,000,000 shares
   Issued :  1997 - 4,897,399
             1996 - 4,892,442                     4,897           4,892
Preferred Stock - $1 Par Value
    Authorized 5,000,000 shares
Capital Surplus                                  49,677          49,590
Undivided Profits                                74,169          71,151
Security Valuation Allowance                     (3,248)         (1,029)
Treasury Stock,at cost - 1997 - 158,049
                         1996 - 180,021          (4,290)         (4,887)
    Total Stockholders' Equity                  121,205         119,717
    Total Liabilities and
          Stockholders' Equity              $ 1,282,236     $ 1,312,981
Fully Diluted Tangible Book Value
 per Share of Common Stock                       $23.80          $23.73


Vermont Financial Services Corp.
Consolidated Statements of Income
(in thousands)
(unaudited)

                                                Three Months Ended
                                                      March 31,
                                                1997          1996
Interest Income

Interest and Fees on Loans                      $19,727    $20,391
Interest on Securities Available for Sale:
  Taxable Interest Income                         4,433      3,538
  Tax Exempt Interest Income                        151        120
Interest on Federal Funds Sold                       66        256
       Total Interest Income                     24,377     24,305

Interest Expense
Interest on Deposits                              8,968      9,369
Interest on Federal Funds Purchased,
 Borrowed Money and Securities Sold
 under Agreements to Repurchase                   1,124      1,061
       Total Interest Expense                    10,092     10,430
       Net Interest Income                       14,285     13,875
Less:  Provision for Loan Losses                    750        900
Net Interest Income After Provison
 for Loan Losses                                 13,535     12,975

Other Operating Income
Securities Gains (Losses)                             6          8
Trust Department Income                           1,390        876
Service Charges on Deposit Accounts               1,508      1,591
Serviced Mortgage Fees                              266        411
Credit Card Merchant Income                         850        652
Other Noninterest Income                          1,385        979
    Total Other Operating Income                  5,405      4,517

Other Operating Expense
Salaries and Wages                                4,882     4,455
Pension and Other Employee Benefits               1,509     1,374
Occupancy of Bank Premises, net                     992       892
Furniture and Equipment                           1,109     1,014
FDIC Assessment                                      32         2
Credit Card Merchant Expense                        557       401
OREO & Collection Expense/Losses, net               290       546
Other Noninterest Expense                         3,119     2,750
       Total Other Operating Expense             12,490    11,434
Net Overhead                                     (7,085)   (6,917)
Income Before Income Taxes                        6,450     6,058
Applicable Income Taxes                           2,050     2,117
Net Income                                      $ 4,400   $ 3,941

Average Fully Diluted Shares Outstanding      4,801,943 4,849,832

Earnings Per Common Share (Based on
   Average Number of Common Shares
   Outstanding for the Respective Period)
   Net Income -- Primary and Fully Diluted        $0.92     $0.81


                        VERMONT FINANCIAL SERVICES CORP.
                       Condensed Statement of Cash Flows
                                 (unaudited)

                                              3 months ended March 31,
                                                1997         1996
OPERATING ACTIVITIES                              (in thousands)
Net Income                                     $  4,400     $  3,941
Adjustments to reconcile
 net income to net cash provided
 by operating activities:
    Provision for loan losses                       750          900
    Provision for depreciation                      867          761
    Amortization and accretion on securities        104          260
    Deferred income taxes                           354        1,463
    Security (gains)                                 (6)          (8)
    Proceeds  from sale of loans                 21,215       18,827
    Loans originated for sale                   (22,583)     (15,531)
    Losses on OREO                                   18          116
    (Increase) in interest receivable
      and other assets                             (972)        (112)
     Decrease (Increase) in real estate
      held for investment                            12          (11)
    (Decrease) in interest payable
      and other liabilities                        (154)         (85)
    NET CASH PROVIDED BY OPERATING ACTIVITIES
        OPERATING ACTIVITIES                      4,005       10,521

INVESTING ACTIVITIES
     Proceeds from the sale of the securities    14,092        5,702
     Proceeds from the maturity of
       the securities                             9,920       22,850
     Purchases of securities                    (20,485)     (30,646)
     Proceeds from sales of OREO                    564          124
     Purchases of loans                               -         (306)
     Net decrease in loans                       21,179        6,952
     Purchase of premises and equipment            (266)      (1,096)
     NET CASH PROVIDED BY INVESTING ACTIVITIES   25,004        3,580

FINANCING ACTIVITIES
    Net (decrease) increase in deposits         (17,768)           4
    Net (decrease) in short-term borrowings     (14,311)     (11,959)
    Issuance of common stock                        689          258
    Cash dividends                               (1,382)      (1,169)
    NET CASH USED BY FINANCING ACTIVITIES       (32,772)     (12,866)

(DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                  (3,763)       1,235
Cash and cash equivalents at
    beginning of period                          63,797       62,821
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 60,034     $ 64,056

Non-monetary Transactions:
 Transfer of loans to OREO for the periods ended March 31, 1997 and 1996 totaled $513 and $1,151, respectively.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


            For the Three-Month Periods Ended March 31, 1997 and 1996

 Overview

    The first quarter of 1997 resulted in net income of $4,400,000 or $0.92 per share, versus $3,941,000, or $0.81 per share in the same period of 1996. Income before taxes improved by $0.4 million from 1996's first quarter, primarily due to a similar decrease in net overhead.

    The annualized return on average total assets was 1.38% versus 1.28% and the annualized return on average stockholders' equity was 14.97% versus 14.08% for the first quarter of 1997 and 1996, respectively.

    The accompanying unaudited condensed consolidated financial statements should be read with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K. In the opinion of Management, all adjustments which are necessary to the fair statement of the consolidated financial position of Vermont Financial Services Corp., the (Company), and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflected and all such adjustments are of a normal recurring nature.

    Operating results for any interim period are not necessarily indicators of results for any other interim period or the entire year.

Results of Operations

    Net Interest Income of $14.3 million for the first quarter of 1997 represented a $0.4 million increase from the same period in 1996. Net interest margin was 4.96% and net interest spread was 4.67 % during the first quarter of 1997, compared to 4.93% and 4.61%, respectively, during the same period in 1996. Also contributing to the increase in net interest income was a $44.7 million increase in average earning assets.

    At March 31, 1997, the mortgage servicing portfolio totaled $421.7 million compared to $419.3 million at year end. This portfolio generates approximately $90,000 of servicing income on a monthly basis. Both loan fee income and mortgage servicing income are affected by the level of new loan originations. During the first quarter of 1997, mortgage loan orig-inations were $15.7 million compared to $ 28.4 million during the same period in 1996. This contributed to a 15% reduction in loan fees to $485,000 and a $145,000, or 35%, decrease in loan servicing income.


     Noninterest income increased $890,000 due to a $514,000 increase in trust department income and a $406,000 increase in other non-interest income. The increase in trust department income is primarily the result of the purchase of the Green Mountain Bank Trust Department in the third quarter of 1996 and the improvement in other noninterest income was largely due to a $240,000 gain on the sale of $10,000,000 in adjustable rate residential mortgages.

    Noninterest expense increased $1,056,000 due to a $562,000, or 10%, increase in salaries and benefits. This increase was due to the additional staff associated with the purchase of the Green Mountain Bank Trust Department and normal salary adjustments for existing staff. Other noninterest expense increased $369,000 due to several insignificant increases.

Asset Quality

    Nonperforming assets (nonaccrual loans, restructured loans and OREO) were reduced from $9.2 million on December 31, 1996 to $8.5 million on
March 31, 1997. Nonaccrual and restructured loans decreased $0.6 million, to $7.9 million. OREO decreased from year end by $0.1 million, to $0.6
million.   As of March 31, 1997 nonperforming assets equaled  0.66% of total assets, slightly down from the 0.70% level at year end 1996. Loans 90 or more days past due and still accruing interest were $2.4 million, up from $1.9 million at December 31, 1996.

    The Allowance for Loan Losses was $13.8 million as of quarter end, equal to 1.5% of loans outstanding, 175.9% of nonperforming (nonaccrual and restructured) loans and 162.8% of total nonperforming assets. These compare to the year end 1996 levels of 1.5%, 161.1% and 148.8%, respectively.

     The following table details the Company's impaired loans as of
March 31,1997:
                                                      							(in millions)

Total impaired loans ...............................................	$28.8
Impaired loans with a specific valuation reserve.......................2.7
Valuation reserve for impaired loans...................................0.4
Impaired loans without a specific valuation reserve...................26.1
Average impaired loans................................................28.5

Financial Condition

Loans

    Total loans at March 31, 1997 were $889.5 million, down $21.0 million from the December 31, 1996 balance. Decreases in residential real estate, commercial and consumer loans of $11.4 million, $4.7 million and $3.9 million respectively accounted for nearly all of this change. $10.0 million of the decrease in residential real estate loans was the loan sale mentioned above.

Securities Available for Sale

    The fair value of securities available for sale decreased $7.1 million. Decreases in mortgage backed securities and other securities of $3.4 million and $6.5 million, respectively, were partially offset by a $2.9 million increase in U.S Treasury and Agency securities.

Deposits

    At March 31, 1997, total deposits were $1,065.9 million, a $17.8 million, or 1.6%, decrease from the December 31, 1996 level. Nearly all of this change was a result of $17.2 million decrease in demand deposits due to the normal runoff of year end balances.

    Compared to March 31, 1996 balances, assets, deposits and equity increased 3.8%, 3.0% and 3.2%, respectively. The $31.5 million growth in deposits was the result of a $19.1 million increase in Demand
Deposits and a $19.3 million increase in Savings, NOW and Money Market
Accounts. Offsetting these increases somewhat was a $6.9 million decrease in Other Time Deposits. Total loans increased 1.0%, or$9.0 million, from March 31, 1996 to 1997. Commercial loans increased $7.5 million and
Residential Real Estate Loans increased $5.0 million. Partially offsetting these increases was a $2.1 million decrease in Consumer Loans. The additional liquidity that resulted from the slight increase in the loan portfolio and larger increase in deposits was primarily invested in the Securities Available for Sale portfolio which increased $35.3 million from March 31, 1996.

Capital Resources

    Stockholders' equity increased from $119.7 million at year end to $121.2 million at March 31, 1997. Equity as a percent of total assets increased from 9.12% at year end 1996 to 9.45% at March 31, 1997. This increase was primarily the result of $3.0 million of earnings retained by the Company, net of a $2.2 million increase in the Security Valuation Allowance associated with the Security Available for Sale portfolio. As the current Risk Based Capital regulations exclude unrealized gains and losses from the definition of Capital, Tier I and Total Risk Based Capital ratios increased to 14.64% and 15.90% from their year end levels of 13.92% and 15.17%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Recent Developments

    The Company previously announced the pending merger with Eastern Bancorp, Inc. in its form 10-K for the period ended December 31,1996. The acquisition is subject to the approval by the shareholders of both companies. Special meetings will be held May 30, 1997 for this purpose. During 1997 the Company plans to upgrade Vermont National Bank's (VNB's) check processing equipment at a cost of $1.7 million, upgrade VNB's mainframe computer to provide capacity for the merger at a cost of $1.3 million, upgrade VNB's signage at a cost of $1.0 million and upgrade VNB's credit card software at a cost of $0.5 million. No further additions to premises and equipment are expected to exceed
$0.5 million. All additions will be funded through the operation of the Company.

    On January1, 1997, theCompany adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which was amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125". The adption of SFAS No. 125 did not have a material impact on the Company's financial condition or results of operations.


    The Company's financial statements for 1997 will be affected by rules and regulations which have been announced but are not yet effective. The Financial Accounting Statndards Board (FASB) has announced the following Financial Accounting Standards (SFAS) that are effective for financial statements for periods ending after December 15,1997:

     Standard		Title
     SFAS 128		"Earnings Per Share"

     SFAS 129		"Disclosure of Information about Capital
Structure"

     Management expects the financial statement effect(s) of the above standards to be insignificant.

 PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

                       NONE

 ITEM 2.  CHANGES IN SECURITIES

                       NONE

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                       NONE

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                       NONE

 ITEM 5.  OTHER INFORMATION

                       NONE


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                       NONE

                                 VERMONT FINANCIAL SERVICES CORP.


 Dated May  12, 1997             /s/ John D. Hashagen, Jr.
                                     President & CEO


 Dated May 12, 1997             /s/  Richard O. Madden
                                     Executive Vice President
                                     Secretary and Treasurer