Form 10-Q
period 1997-06-30
VERMONT FINANCIAL SERVICES CORP
filed 1997-08-13
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                     ________________________
                            Form 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934
                     ________________________


       For the Quarterly Period Ended June 30, 1997, Commission Files
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


                            Yes  X  No___

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   As of July 31, 1997  6,560,320


                 Item 1. FINANCIAL INFORMATION
                 VERMONT FINANCIAL SERVICES CORP.
                    Consolidated Balance Sheets
                 June 30, 1997 and December 31, 1996
              ($ in thousands, except per share data)
                          (unaudited)

                                               June 30,   December 31,
ASSETS                                           1997         1996

Cash and Due from Banks                       $   95,895   $   61,962
Interest Bearing Balances with Banks               5,868           60
Securities Available for Sale:
 U.S. Treasury and U.S. Government Agencies      249,592      194,727
 Mortgage Backed Securities                      282,260       67,055
 State and Municipal                              10,976       10,558
 Other                                            22,993       18,780
  Total Securities Available for Sale            565,821      291,120

Federal Funds Sold                                 2,975        1,775
Loans:
 Commercial                                      181,550      181,372
 Commercial Real Estate                          277,069      199,640
 Residential Real Estate                         750,025      432,561
 Consumer                                        136,141       96,863
  Total Loans                                  1,344,785      910,436
 Less:  Allowance for Loan Losses                 21,408       13,647
  Net Loans                                    1,323,377      896,789
Premises and Equipment                            43,480       23,618
Real Estate Held for Investment                    1,728        1,360
Other Real Estate Owned (OREO) - net of
 reserve of $1,590 in 1997 and $87 in 1996         4,404          697
Goodwill & Other Intangibles                      60,786        6,327
Other Assets                                      49,526       29,273
 Total Assets                                 $2,153,860   $1,312,981

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                          216,098     162,887
 Savings, NOW & Money Market Accounts            872,193     620,111
  Other Time:  Under $100,000                    555,729     261,427
               Over  $100,000                     66,156      38,833
  Total Deposits                               1,710,176   1,083,258
Federal Funds Purchased and Securities Sold
 Under Agreements to Repurchase                   60,565      77,672
Liabilities for Borrowed Money                   131,563      23,169
Other Liabilities                                 51,595       9,165

 Total Liabilities                             1,953,899   1,193,264
Stockholders' Equity
Common Stock - $1 Par Value
 Authorized 20,000,000 shares
 Issued :  1997 - 6,651,613
           1996 - 4,892,442                        6,652       4,892
Preferred Stock - $1 Par Value
 Authorized 5,000,000 shares
Capital Surplus                                  120,826      49,590
Undivided Profits                                 77,290      71,151
Security Valuation Allowance                        (737)     (1,029)
Treasury Stock,at cost - 1997 - 149,656
                         1996 - 180,021           (4,070)     (4,887)
 Total Stockholders' Equity                      199,961     119,717
 Total Liabilities and Stockholders' Equity   $2,153,860  $1,312,981

 Fully Diluted Tangible Book Value
  per Share of Common Stock                       $21.08     $23.73


Vermont Financial Services Corp.
Consolidated Statements of Income
(in thousands)

(unaudited)

                                      Three Months Ended   Six Months Ended
                                            June 30,             June 30,
                                      1997          1996   1997        1996
Interest Income:
Interest and Fees on Loans            $20,345    $20,386   $40,072    $40,777
Interest on Securities
        Available for Sale:
 Taxable Interest Income                4,808      3,729     9,240      7,267
 Tax Exempt Income                         28        118       179        238
Interest on Fed Funds Sold                158        243       224        499
     Total Interest Income             25,339     24,476    49,715     48,781

Interest Expense:
Interst on Deposits                     9,350      9,087    18,318     18,456
Interest on Fed Funds Purchased,
 Borrowed Money and Securities
 Sold under Agreements to Repurchase    1,337      1,073     2,460      2,134
     Total Interest Expense            10,687     10,160    20,778     20,590
     Net Interest Income               14,652     14,316    28,937     28,191
Less: Provision for Loan Losses           700        900     1,450      1,800
Net Interest Income After
 Provision for Loan Losses             13,952     13,416    27,487     26,391
Other Operating Income
Securities Gains                            0          0         6          8
Trust Department Income                 1,381        871     2,771      1,747
Service Charges on Deposit Accounts     1,623      1,515     3,131      3,106
Serviced Mortgage Fees                    304        280       570        583
Credit Card Merchant Income               822        656     1,672      1,308
Other Noninterest Income                1,394      1,110     2,779      2,197
     Total Other Operating Income       5,524      4,432    10,929      8,949

Other Operating Expense
Salaries and Wages                      5,081      4,595     9,963      9,050
Pension and Other Employee Benefits     1,402      1,325     2,911      2,699
Occupancy of Bank Premises, net           914        852     1,906      1,744
Furniture and Equipment                 1,165        993     2,274      2,007
FDIC Assessment                            35          1        67          3
Credit Card Merchant Expense              549        450     1,106        996
OREO & Collection Expense/Losses, net     244        417       534        818
Other Noninterest Expense               3,383      3,082     6,502      5,832
     Total Other Operating Expense     12,773     11,715    25,263     23,149

Net Overhead                           (7,249)    (7,283)  (14,334)   (14,200)

Income Before Income Taxes              6,703      6,133    13,153     12,191
Applicable Income Tax Expense           2,193      2,124     4,243      4,241

Net Income                            $ 4,510    $ 4,009   $ 8,910    $ 7,950

Average Fully Diluted
 Shares Outstanding                 4,896,659  4,848,938 4,855,963  4,849,386

Earnings Per Common Share (Based on
 Average Number of Common Shares
 Outstanding for the Respective Period)
 Net Income --
      Primary and Fully Diluted       $ 0.92    $  0.83   $  1.84     $  1.64


                   VERMONT FINANCIAL SERVICES CORP.
                Consolidated Statement of Cash Flows
                            (unaudited)

                                                    6 months ended June 30,
                                                    1997              1996
OPERATING ACTIVITIES                                    (in thousands)
Net Income                                          $  8,910      $  7,950
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Provision for loan losses                            1,450         1,800
    Provision for depreciation                         2,002         1,510
    Amortization and accretion on securities             278           538
    Deferred income taxes                              1,160           698
    Security (gains)                                      (6)           (8)
    Proceeds  from sale of loans                      32,184        34,067
    Loans originated for sale                        (31,727)      (32,849)
    Losses on OREO                                        44           249
    (Increase) in interest receivable
      and other assets                                (3,061)       (1,622)
    Decrease (Increase) in real estate
      held for investment                                 25           (46)
    Increase in interest payable and
      other liabilities                                  253           143
     NET CASH PROVIDED BY OPERATING ACTIVITIES
      OPERATING ACTIVITIES                            11,512        12,430

INVESTING ACTIVITIES
 Proceeds from the sale of the securities             14,092        10,403
 Proceeds from the maturity of the securities         34,564        31,592
 Purchases of securities                             (49,127)      (53,546)
 Proceeds from sales of OREO                             877         2,354
 Purchases of loans                                        -        (1,060)
 Net cash and cash equivalents from Eastern Bancorp.  41,054             -
 Net decrease (increase) in loans                     19,958        (4,759)
 Purchase of premises and equipment                   (3,511)       (1,964)
 NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES  57,907        (16,980)

FINANCING ACTIVITIES
 Net (decrease) increase in deposits                 (15,615)         2,735
 Net (decrease) increase in short-term borrowings    (11,220)         7,743
 Issuance of common stock                              1,129             82
 Purchase of treasury stock                                -           (597)
 Cash dividends                                       (2,772)        (2,435)
 NET CASH PROVIDED BY FINANCING ACTIVITIES           (28,478)         7,528

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      40,941          2,978
Cash and cash equivalents at beginning of period      63,797         62,821
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $104,738       $ 65,799

Non-monetary Transactions:
 Transfer of loans to OREO for the periods ended June 30, 1997 and 1996 totaled $654 and $1,690, respectively. In addition, cash payments totaling $26,913 were accrued (to be paid in July 1997) and 1,748,769 shares of common stock were issued in association with the merger with Eastern Bancorp.



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS

	For the Six-Month Periods Ended June 30, 1997 and 1996

Overview

     The first half of 1997 resulted in net income of $8,910,000, or $1.84 per share, versus $7,950,000, or $1.64 per share, in the same period of 1996. Income before taxes improved by $1.0 million from 1996's first six months.

     The annualized return on average total assets was 1.37% versus 1.29% and the annualized return on average stockholders' equity was 14.36% versus 14.18% for the first half of 1997 and 1996, respectively.

     On June 26, 1997 the Company acquired 100% of the common stock of Eastern Bancorp, Inc., a thrift holding company with total assets of approximately $810 million, headquartered in Dover, NH. Cash totaling $26,913 and 1,748,769 shares of VFSC common stock were issued in association with this transaction. This acquisition is being accounting for under the purchase method of accounting and the results of operations for the period from June 27, 1997 through June 30, 1997 are included in the Company's net income for the second quarter.

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

Results of Operations

     Net interest income of $28.9 million for the first half of 1997 represented a $0.7 million increase from the same period in 1996. Net interest margin was 4.91% and net interest spread was 4.67% during the first six months of 1997, compared to 4.99% and 4.69%, respectively, during the same period in 1996. A
61.7 million increase in average earning assets offset the impact of the somewhat lower margin and spread.

     Noninterest income increased $1,980,000 primarily due to a $1,024,000 increase in trust department income, a $364,000 increase in credit card merchant income and a $240,000 gain on the sale of $10,000,000 in adjustable rate residential mortgages. The increase in trust department income is largely due to the purchase of the Green Mountain Bank Trust Department in the third quarter of 1996.

     Noninterest expense increased $2,114,000 largely due to a $1,125,000, or 10%, increase in salaries and benefits. This increase was due to the additional staff associated with the purchase of the Green Mountain Bank Trust Department, expenses related to the Eastern merger, and normal salary adjustments for existing staff. Other noninterest expense increased $989,000, or 8.7%.

Asset Quality

     Nonperforming assets totaled $21.6 million as of June 30, 1997, an increase from $11.8 million on June 30, 1996. The acquisition of Eastern Bancorp added $13.0 million of nonperforming assets to this total. Excluding the effect of the acquisition, Vermont Financial Services Corp.'s nonperforming assets would have been $8.6 million, a 27% decrease from the $11.8 million of nonperforming assets a year earlier. As of June 30, 1997 nonperforming assets were 1.00% of total assets, up from 0.94% a year ago, reflecting the higher level of nonperforming assets at Eastern Bancorp.

     The allowance for loan losses was $21.4 million at June 30, 1997, up from $14.5 million a year ago, reflecting the effect of the acquisition. The allowance for loan losses was 124% of nonperforming loans and 99% of nonperforming assets as of June 30, 1997.

  The following table details the Company's impaired loans as of June 30, 1997:

             Total impaired loans	                               $31.0
	            Impaired loans with a specific valuation reserve      4.7
	            Valuation reserve for impaired loans                  1.6
	            Impaired loans without a specific valuation reserve  26.3
	            Average impaired loans                               29.9


Financial Condition

     The June 30, 1997 balance sheet, including the effects of the Eastern Bancorp acquisition, shows total assets of $2.2 billion, total deposits of $1.7 billion and total loans of $1.3 billion. The Eastern Bancorp acquisition added approximately $810 million to assets, $644 million to deposits and $459 million to loans. Exclusive of the acquisition, Vermont Financial Services Corp.'s assets grew 6.8%, deposits increased 2.8% and loans decreased 0.9% between June 30, 1996 and June 30, 1997. As of June 30, 1997 goodwill had increased to approximately $60.8 million as a result of the Eastern Bancorp acquisition. The amortization of this goodwill will create an after tax non-cash charge to net income of approximately $1 million per quarter for the next 15 years.

Capital Resources

     Stockholders' equity increased from $119.7 million at year end to $200.0 million at June 30, 1997. Equity as a percent of total assets increased from 9.12% at year end 1996 to 9.28% at June 30, 1997. This increase was primarily the result of the earnings retained by the Company and the capital issued as a result of the Eastern merger. Also, due to the Eastern merger, the Tier I and Total Risk Based Capital ratios decreased to 10.98% and 12.23% from their year end levels of 13.92% and 15.17%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Recent Developments

     During 1997 the Company plans to upgrade Vermont National Bank's (VNB's) check processing equipment at a cost of $1.7 million, upgrade VNB's signage at a cost of $1.0 million and upgrade VNB's credit card software at a cost of $0.5 million. No further additions to premises and equipment are expected to exceed $0.5 million. All additions will be funded through the operation of the Company.

     The Company's financial statements for 1997 will be affected by rules and regulations which have been announced but are not yet effective. The Financial Accounting Standards Board (FASB) has announced the following Financial Accounting Standards (SFAS) that are effective for financial statements for periods ending after December 15, 1997:

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


ITEM 2.  CHANGES IN SECURITIES
		       NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

		       NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      On May 30, 1997 the Company held a special meeting of stockholders for the purpose of voting on a proposal to approved and adopt the merger with Eastern Bancorp, Inc. Of the 4,625,160 shares outstanding and entitled to vote at the meeting 3,410,580 or 74% were represented at the meeting. 3,388,950 shares voted for, 4,208 share voted against and 17,422 shares abstained from voting for this proposal.

ITEM 5.  OTHER INFORMATION

						   NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     During the second quarter of 1997 the Company filed a Form 8-K dated April 23, 1997 reporting a change in the Company's Certifying Accountants from Coopers & Lybrand L.L.P. to KPMG Peat Marwick LLP.


			                               VERMONT FINANCIAL SERVICES CORP.

Dated August 12, 1997             /s/_____________________________
			                                  John D. Hashagen, Jr.

Dated August 12, 1997	            /s _____________________________
		                                  	Richard O. Madden