Form 10-Q
period 1997-09-30
VERMONT FINANCIAL SERVICES CORP
filed 1997-11-13
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                        ____________________________

                                Form 10-Q

                Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act

                        ____________________________

          For the Quarterly Period Ended September 30, 1997, Commission
                                   Files
                              Number 0-11012

                       VERMONT FINANCIAL SERVICES CORP.

                            A DELAWARE CORPORATION

                   IRS EMPLOYER IDENTIFICATION NO. 03-0284445

                   100 Main Street, Brattleboro, Vermont 05301

                          Telephone:  (802)257-7151

                            ______________________

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                                Yes  X  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         As of October 31, 1997  13,421,971



                  VERMONT FINANCIAL SERVICES CORP AND SUBSIDIARIES

                                         INDEX

                      Part I  FINANCIAL INFORMATION:

	                          Item 1.  Financial Statements

	                          Consolidated Balance Sheets	              		 	3

	                          Consolidated Statements of Income	         	 	4

	                          Consolidated Statements of Cash Flows	     	 	5

	                          Notes to Consolidated Financial Statements	  	6

                          	Item 2.  Management's discussion and Analysis of
	                          Financial Condition and Results of Operation		8

                           Part II  OTHER INFORMATION     			           12

                           SIGNATURES	                  					           12



                VERMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     September 30, 1997 and December 31, 1996
                       ( in thousands,except per share data)
                                   (unaudited)

                                                 September 30,    December 31,
ASSETS                                                1997             1996

Cash and Due from Banks                          $   124,518       $    61,962
Interest Bearing Balances with Banks                   1,795                60
Securities Available
  U.S. Treasury and U.S. Government Agencies         293,603           194,727
  Mortgage Backed Securities                         208,673            67,055
  State and Municipal                                  9,958            10,558
  Other                                               18,914            18,780
    Total Securities Available for Sale              531,148           291,120

Federal Funds Sold                                    12,375             1,775
Loans:
  Commercial                                         169,630           181,372
  Commercial Real Estate                             264,078           199,640
  Residential Real Estate                            784,165           432,561
  Consumer                                           114,048            96,863
    Total Loans                                    1,331,921           910,436
  Less:  Allowance for Loan Losses                    20,623            13,647
    Net Loans                                      1,311,298           896,789
Premises and Equipment                                43,641            23,618
Real Estate Held for Investment                        1,331             1,360
Other Real Estate Owned (OREO) - net of
 reserve of $1,893 in 1997 and $87 in 1996             5,994               697
Goodwill & Other Intangibles                          61,634             6,327
Other Assets                                          55,360            29,273
    Total Assets                                 $ 2,149,094       $ 1,312,981

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                         $   231,476       $   162,887
  Savings, NOW & Money Market Accounts               874,789           620,111
  Other Time:  Under $100,000                        560,116           261,427
               Over  $100,000                         72,640            38,833
    Total Deposits                                 1,739,021         1,083,258
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                      84,655            77,672
Liabilities for Borrowed Money                        94,467            23,169
Other Liabilities                                     16,550             9,165
    Total Liabilities                              1,934,693         1,193,264
Stockholders' Equity
Common Stock - $1 Par Value
   Authorized 20,000,000 shares
   Issued :  1997 - 13,413,646
             1996 - 9,784,884                         13,414             9,785
Preferred Stock - $1 Par Value
   Authorized 5,000,000 shares
Capital Surplus                                      118,416            44,697
Undivided Profits                                     81,027            71,151
Security Valuation Allowance                           1,545            (1,029)
Treasury Stock,at cost - 1997 - 44
 .                        1996 - 360,042                   (1)           (4,887)
    Total Stockholders' Equity                       214,401           119,717
    Total Liabilities and Stockholders' Equity   $ 2,149,094       $ 1,312,981

Fully Diluted Tangible Book Value
        per Share of Common Stock                     $11.28            $11.87




                  VERMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES
                         Consolidated Statements of Income
                         (in thousands, except share data)
                                   (unaudited)


                                         Three Months Ended   Nine Months Ended
                                             09/30/1997            09/30/1997
                                         1997          1996   1997         1996
Interest Income:
Interest and Fees on Loans               $ 30,207  $ 20,250   $ 70,279 $ 61,027
Interest on Securities Available
 for Sale:
    Taxable Interest Income                 8,614     3,853     17,854   11,120
    Tax Exempt Income                         282       124        461      362
Interest on Fed Funds Sold and
 Other Short Term Investments                 387       193        611      692
    Total Interest Income                  39,490    24,420     89,205   73,201

Interest Expense:
Interst on Deposits                        15,350     9,231     33,668   27,687
Interest on Fed Funds Purchased,
 Borrowed Money and Securities
 Sold under Agreements to Repurchase        2,397     1,156      4,857    3,290
    Total Interest Expense                 17,747    10,387     38,525   30,977

    Net Interest Income                    21,743    14,033     50,680   42,224
Less: Provision for Loan Losses               900       800      2,350    2,600
Net Interest Income After
 Provision for Loan Losses                 20,843    13,233     48,330   39,624

Other Operating Income
Securities Gains                              405         3        411       11
Trust Department Income                     1,488     1,000      4,259    2,747
Service Charges on Deposit Accounts         3,224     1,477      6,355    4,583
Serviced Mortgage Fees                        471       386      1,041      969
Credit Card Merchant Income                 1,094       933      2,766    2,241
Other Noninterest Income                    1,689     1,036      4,468    3,233
     Total Other Operating Income           8,371     4,835     19,300   13,784

Other Operating Expense
Salaries and Wages                          7,670     4,747     17,633   13,797
Pension and Other Employee Benefits         1,616     1,334      4,527    4,033
Occupancy of Bank Premises, net             1,729       828      3,635    2,572
Furniture and Equipment                     1,883       986      4,157    2,993
Goodwill Amortization                       1,104       102      1,445      262
FDIC Assessment                               132         1        199        4
Credit Card Merchant Expense                  700       635      1,806    1,453
OREO & Collection Expense/Losses, net         245       235        779    1,231
Other Noninterest Expense                   4,912     2,937     11,073    8,609
    Total Other Operating Expense          19,991    11,805     45,254   34,954

Net Overhead                              (11,620)   (6,970)   (25,954) (21,170)

Income Before Income Taxes                  9,223     6,263     22,376   18,454
Applicable Income Tax Expense               3,519     2,096      7,762    6,337

Net Income                               $  5,704  $  4,167   $ 14,614 $ 12,117

Average Shares Outstanding
 Primary                              13,420,426 9,599,258 10,936,382 9,664,968
 Fully Diluted                        13,429,078 9,612,724 10,950,940 9,670,088
Earnings Per Common Share (Based on
 Average Number of Common Shares
 Outstanding for the Respective Period)
 Net Income -- Primary and Fully Diluted  $ 0.42    $ 0.43     $ 1.33    $ 1.25




                VERMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES
                         Condensed Statements of Cash Flows
                                    (unaudited)

                                                  9 months ended September 30,
                                                    1997              1996
OPERATING ACTIVITIES                                    (in thousands)
Net Income                                         $  14,614         $  12,117
Adjustments to reconcile
 net income to net cash provided
 by operating activities:
    Provision for loan losses                          2,350             2,600
    Provision for depreciation                         3,308             2,259
    Amortization and accretion on securities             408               582
    Deferred income taxes                             (2,247)              484
    Security (gains)                                    (411)              (11)
    Proceeds  from sale of loans                      99,323            46,832
    Loans originated for sale                        (69,313)          (47,071)
    Losses on OREO                                       119               312
    (Increase) in interest receivable
     and other assets                                 (8,333)           (5,155)
    Decrease (Increase) in real estate
     held for investment                                 422               (64)
    (Decrease) in interest payable
     and other liabilities                            (6,587)              (74)
     NET CASH PROVIDED BY OPERATING ACTIVITIES
      OPERATING ACTIVITIES                            33,653            12,811

INVESTING ACTIVITIES
     Proceeds from the sale of the securities         91,924            17,478
     Proceeds from the maturity of the securities     55,983            40,211
     Purchases of securities                        (109,151)          (75,283)
     Proceeds from sales of OREO                       2,038             3,413
     Purchases of loans                                    -            (2,031)
     Net cash and cash equivalents
      from Eastern Bancorp.                           13,821                 -
     Net decrease (increase) in loans                    170           (17,272)
     Purchase of premises and equipment               (6,390)           (3,675)
     NET CASH PROVIDED BY (USED BY) INVESTING
      ACTIVITIES                                      48,395           (37,159)

FINANCING ACTIVITIES
     Net (decrease) increase in deposits              13,230            40,357
     Net (decrease) increase in short-term
      borrowings                                     (25,518)          (13,928)
    Issuance of common stock                           9,869               109
    Purchase of treasury stock                             -            (2,678)
    Cash dividends                                    (4,738)           (3,689)
    NET CASH (USED BY) PROVIDED BY FINANCING
     ACTIVITIES                                       (7,157)           20,171
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                          74,891            (4,177)
Cash and cash equivalents at beginning of period      63,797            62,821
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 138,688         $  58,644

Non-monetary Transactions:
 Transfer of loans to OREO for the periods ended September 30, 1997 and 1996 totaled $2,078 and $2,615, respectively. In addition, cash payments totalling $26,913 was paid and 1,748,769 shares of common stock were issued in association with the merger with Eastern Bancorp.




                     VERMONT FINANCIAL SERVICES CORP.

                Notes to Consolidated Financial Statements


1.	Basis of Presentation

  	     The accompanying unaudited consolidated financial statements should be read with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Vermont Financial Services Corp. and its
   subsidiaries ("VFSC" or the "Company") as of and for the year ended
   December 31, 1996.  In the opinion of Management, all adjustments which are necessary for a fair statement of the results of the Company's operations and cash flows for the interim periods presented herein are reflected and all such adjustments are of a normal recurring nature.

	       Operating results for any interim period are not necessarily indicators of results for any other interim period or the entire year.

2.	New Accounting Pronouncements

  	     The Company adopted Statement of Financial Accounting	Standards ("SFAS")
   No. 125, "Accounting for Transfers and	Servicing of Financial Assets and
   Extinguishments of Liabilities," on January 1, 1997, with no impact on its results of operations.

	       In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share. This statement provides new accounting and reporting standards for earnings per share. It will replace the currently used primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents the potential dilution that could occur if all stock options and other stock-based awards, were exercised and converted into common stock if their effect is dilutive. A reconciliation of the numerator and denominator used in the basic earnings per share computation to the diluted earnings per share computation's numerator and denominator is also required. This statement is effective for the Company's December 31, 1997 financial statements, earlier implementation is not permitted, and requires that prior period earnings per share be restated. Basic earnings per share will be higher than the earnings per share presented in the accompanying financial statements because basic earnings per share does not consider the effects of any dilution. The Company does not believe that diluted earnings per share will be materially different than fully diluted earnings per share as presented in the accompanying financial statements.

	       In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and presentation of comprehensive income in a full set of financial statements. Comprehensive income is defined as all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. This statement is effective for financial statements for years beginning after December 15, 1997 and reclassification of financial statements for earlier periods, provided for comparative purposes, is required. This statement will not affect the Company's financial position or results of operations as the statement only affects the presentation of financial information. The Company is currently evaluating the presentation alternatives permitted by the statement.

	       In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard establishes standards for the reporting of information relating to operating segments in annual financial statements as well as disclosure of selected information in interim financial reports. Under this statement, operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance (management approach). This statement is effective for the Company's financial statements for the year ending December 31, 1998 and is effective for interim financial statements beginning in 1999.

3.	Acquisition

	       On June 26, 1997, the Company acquired all of the outstanding common stock of Eastern Bancorp, Inc. ("Eastern"), a thrift holding company with total assets of approximately $800 million headquartered in Dover, NH, for approximately $26.9 million in cash and $72.7 million in VFSC common stock
   (1,748,774 shares at $41.5625 per share).

	       This acquisition is being accounted for by the purchase method of accounting and, accordingly, the results of operations of Eastern have been included in VFSC's consolidated financial statements from June 27, 1997.
   The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $57 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

	       Eastern's primary subsidiary, Vermont Federal Bank, was merged into VFSC's primary subsidiary, Vermont National Bank, on September 22, 1997.

4.	Stock Split

	       On October 14, 1997 the Company paid a two-for-one stock split which was effected as a stock dividend.  All per share and outstanding share amounts have been retroactively restated for the effects of this stock split.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Nine Month Periods Ended September 30, 1997 and 1996

     Net income for the three months ended September 30, 1997 was $5.7 million, a 37% increase from the $4.2 million earned in the third quarter of 1996. Earnings per share for the third quarter of 1997 were $0.42, a 2% decrease from the $0.43 earnings per share for the same period last year. The disparity between the 37% increase in dollar net income and the 2% decrease in earnings per share is a result of Vermont Financial Services Corp's acquisition of Eastern Bancorp, Inc. on June 26, 1997. (See Note 3. Acquisition). The acquisition was accounted for under the purchase method of accounting, therefore, Vermont Financial Services Corp's results for the second quarter included the effect of the acquisition from June 26, 1997 on. The third quarter 1997 results include the acquisition's impact for a full quarter for the first time.

     As a result of the Eastern acquisition, average total assets for the third quarter of 1997 were $2.1 billion, up from $1.3 billion for the same period a year ago. This increase in the overall size of the Company generated the 37%
increase in dollar earnings.   Average common shares outstanding increased from
9.6 million shares in the third quarter of 1996 to 13.4 million shares in this year's third quarter primarily as a result of the additional shares issued
to pay for the acquisition.   This caused the 2% reduction in earnings per share
as the dollar earnings were spread over 3.8 million additional shares. Goodwill and other intangible assets increased by approximately $57 million as a result of the acquisition. Amortization of the goodwill, which is not deductible for tax purposes, was $1.1 million in the third quarter of 1997, $0.08 per share, as compared with $102,000 in the third quarter of 1996. Adding goodwill back to reported earnings would increase earnings per share to $0.50.

     Net interest income, the major contributor to earnings, was $21.7 million for the third quarter of 1997, an increase of 55% from $14.0 million for the third quarter of 1996. Average earning assets increased 61%, largely due to the acquisition, while net interest margin decreased from 4.84% for the third quarter of 1996 to 4.57% for this last quarter. The decreased net interest margin reflects the lower margins of Eastern's primarily thrift balance sheet.

     Total noninterest income, excluding securities transactions, increased
65% to $8.0 million for the third quarter of 1997 from $4.8 million a year ago. Significant factors in this increase were additional fee income from the Eastern acquisition and a $488,000 increase in trust department income due primarily to the acquisition of the Green Mountain Bank trust department, which was completed towards the end of the third quarter of 1996. There was also a $405,000 securities gain, primarily on Eastern investment securities sold to reduce borrowings that were assumed with the acquisition.

     Total noninterest expense, was $20.0 million for the third quarter of 1997, a 69% increase from $11.8 million for last year's similar period. Most of this increase in operating expense was a result of the acquisition. The $20.0 million of operating expense for 1997's third quarter includes the $1.1 million amortization of goodwill discussed above plus approximately $700,000 of expenses related to the merger of Vermont Federal Bank into Vermont Financial Services Corp's primary subsidiary bank, Vermont National Bank. The merger of the two subsidiary banks was completed on September 22, 1997. On that date nine banking offices in overlapping locations were closed plus a number of other efficiency measures were taken to reduce expenses for the combined bank going forward.

     The State of Vermont increased the franchise tax rate it charges banks based on their Vermont deposits by 140% effective August 1, 1997. This reduced pre-tax earnings by approximately $145,000 for the third quarter and will reduce earnings per share by $0.01 per quarter going forward.

     Net income for the nine months ended September 30, 1997 was $14.6 million, a 21% increase from $12.1 million earned in the same period in 1996. Earnings per share for the first three quarters of 1997 were $1.33, a 6% increase from the $1.25 earnings per share for the same period last year. These results include the effect of the Eastern acquisition for the entire third quarter plus four days in the second quarter.

Asset Quality

     Nonperforming assets, which includes nonaccrual loans, restructured loans plus other real estate owned, totaled $25.8 million as of September 30, 1997, 1.20% of total assets. This was a $4.2 million increase from June 30, 1997, $3.3 million of which was due to one commercial borrower's loans going to a nonperforming basis. Nonperforming assets increased $14.9 million from September 30, 1996, approximately $13 million of which was nonperforming assets from the Eastern acquisition. Of the $6.0 million of other real estate owned as of September 30, 1997, $1.0 million was not foreclosed property but was closed branch office real estate that is now for sale.

     The allowance for loan losses was $20.6 million as of September 30, 1997. This was down moderately from $21.4 million as of June 30, 1997 primarily due to a $1.1 million loan charge-off from the same commercial borrower referred to above. Total loans charged off in the current quarter were $1.7 million. The allowance was up from $14.2 million a year earlier, reflecting the addition of the Eastern allowance for loan losses of $7.5 million at the acquisition date. The allowance as of September 30, 1997 covered 104% of nonperforming loans and 80% of nonperforming assets.

     The following table provides information with respect to the Company's past due loans, the components of nonperforming assets and the allowance for loan losses at the dates indicated

                                    			          Sept. 30,       Dec. 31,
					 	                                            1997            1996
Loans 90 days or more past due and
	still accruing interest........................ $  3,002        $  1,933
                                                 ========        ========
Nonperforming assets:
	Nonaccrual loans................................$ 19,835        $  7,812
	Other real estate owned.........................   5,994             697
	Restructured loans - accruing................          -	            661
Total nonperforming assets.....................  $ 25,829        $  9,170
                                                 ========        ========
Nonperforming assets to period end loans
   net of	unearned income, plus other
    real estate owned                               1.93%           1.01%
                                                 ========        ========
Allowance for loan losses........................$ 20,623	       $ 13,647
					                                            ========        ========

     The following table details the Company's impaired loans as of September 30, 1997 (in millions)

Total impaired loans					                              $ 35.1
Impaired loans with a specific valuation reserve		     $  8.9
Valuation reserve for impaired loans			                $  3.0
Impaired loans without a specific valuation reserve	   $ 26.2
Average impaired loans					                            $ 31.6

Financial Condition

     The September 30, 1997 balance sheet, including the effects of the Easter Bancorp acquisition, shows total assets of $2,149 million, total deposits of $1,739 million and total loans of $1,332 million. The Eastern Bancorp acquisition added approximately $810 million to assets, $644 million to deposits and $459 million to loans. Exclusive of the acquisition, Vermont Financial Services Corp's assets grew 4.9%, deposits increased 2.0% and loans decreased 3.7% between September 30, 1996 and September 30, 1997. The loan decrease was largely due to the sale of approximately $50 million of portfolio loans included in the balance as of September 30, 1996. Approximately $35 million of the $63 million increase in cash and due from banks was due to a temporary increase in cash items as a result of delays in processing cash letters to correspondent banks and the Federal Reserve Bank due to the merger of Vermont National Bank and Vermont Federal Bank.


Capital Resources

    Stockholders' equity increased from $119.7 million at year end to $214.4 million at September 30, 1997. Equity as a percent of total assets increased from 9.12% at year end 1996 to 9.98% at September 30, 1997. This increase was primarily the result of the earnings retained by the Company and the capital issued as a result of the Eastern merger. Also, due to the Eastern merger, the Tier 1 and Total Risk Based Capital ratios decreased to 11.88% and 13.14% from their year end levels of 13.92% and 15.17%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Capital Expenditures

     All of the major expenditures for premises and equipment noted in prior reports have been completed with the exception of the credit card software upgrade which is anticipated to cost approximately $0.5 million and is expected to be completed in the fourth quarter of 1998. There are no plans for further additions to premises and equipment that are expected to exceed $0.5 million. All additions will be funded through the operations of the Company.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     One August 5, 1997 the Company held its annual meeting of stockholders. The only item of business was the election of five directors, Zane V. Akins, Charles A. Cairns, William P. Cody, John D. Hashagen, Jr. and Ernest A. Pomerleau. Each director was elected with over 99% of the votes cast in favor.

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

NONE


                                         VERMONT FINANCIAL SERVICES CORP.


Dated November 12, 1997                   /s/____________________________
                                             John D. Hashagen, Jr.


Dated November 12, 1997                   /s/____________________________
			                                          Richard O. Madden