Form 10-K405
period 1997-12-31
VERMONT FINANCIAL SERVICES CORP
filed 1998-04-13
CIK 706116

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-K

      [X]	Annual report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934	For the fiscal year ended December 31, 1997


      [   ]	Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934	For the transition period from ________________
            to _________________


                       Commission file number 0-11012

                       VERMONT FINANCIAL SERVICES CORP.
               (Exact name of registrant as specified in its charter.)

		                         DELAWARE	03-0284445
		      (State or other jurisdiction of	(IRS Employer identification No.)
		       incorporation or organization)

		                100 MAIN STREET, BRATTLEBORO, VT	 05301
		         (Address of principal executive offices)	(zip code)

                  Registrant's telephone number:  802-257-7151

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

                               Yes  X        No
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to
the Form 10-K.  [X]   	As of February 28, 1998, 13,279,750 shares of
Registrant's Common Stock were outstanding, and the aggregate market value of the shares of such Common Stock held by non-affiliates (based upon the closing sale price on the NASDAQ National Market System over-the-counter market) was approximately $364,363,140.

DOCUMENTS INCORPORATED BY REFERENCE:

None

                 - The index for exhibits is on Page __.

                  CAUTIONARY STATEMENT FOR PURPOSES OF THE
              PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company desires to take advantage of the "safe harbor"  provisions of
the Private  Securities Litigation Reform Act of 1995.   This Report contains
certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements
which are other than  statements  of historical fact.   The Company wishes to
caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiaries must comply, the cost of such compliance and the potentially material adverse effects if the Company or any of its banking subsidiaries were not in substantial compliance either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

                    VERMONT FINANCIAL SERVICES CORP.
                           BRATTLEBORO, VERMONT

PART I

Item 1 - Business

     Vermont Financial Services Corp. (VFSC), a Delaware corporation organized in 1990, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and its main office is located in Brattleboro, Vermont. Assets of VFSC were $2,097 million at December 31, 1997. VFSC owns 100 percent of the stock of Vermont National Bank (VNB) and United Bank (UB). On June 27, 1997 VFSC acquired Eastern Bancorp., Inc. (Eastern) and its subsidiary Vermont Federal Bank (VFB) based in Burlington, Vermont. VFB was merged into VNB on September 22, 1997. VFSC also owns Vermont Service Corporation (VSC) , a real estate development company which it acquired from Eastern. VSC and its subsidiary company, Vermont East Coast Company (VECC), are join venture partners in the ownership of development rights in a mobile home association known as
"Williston Woods".   VFSC has no other active subsidiaries and engages in no
activities other than holding the stock of VNB and UB (the Banks) and VSC.

Vermont National Bank

     VNB, a national banking association, is the successor to the original Bank of Brattleborough, which was chartered in 1821. VNB is the largest bank in the State of Vermont with total deposits of $1,457 million, total loans of $1,109 million and total assets of $1,825 million at December 31, 1997. VNB conducts business through 42 offices located in nine of Vermont's 14 counties, including the cities of Brattleboro, Burlington, Rutland and Montpelier and 16 offices located in four of New Hampshires 10 counties situated in the southeastern part of the state. The offices of VNB are in good physical condition with modern equipment and facilities adequate to meeting the banking needs of customers in the communities served.

     VNB offers a wide range of personal and commercial banking services, including the acceptance of demand, savings, and time deposits; making and servicing secured and unsecured loans; issuing letters of credit; and offering fee based services. In addition, VNB offers a wide range of trust and trust related services, including services as executor, trustee, administrator, custodian and guardian. VNB lending services include making real estate, commercial, industrial, agricultural and consumer loans. VNB also offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. VNB provides financial and investment counseling to municipalities and school districts within its service area and also provides central depository, lending payroll and other banking services for such customers. VNB also provides safe deposit facilities, Master Card and Visa credit card services. Over ninety percent of VNB's loans are made to individuals and businesses which are located in or have properties in Vermont or southeastern New Hampshire. In addition, VNB is a member of the Plus, NYCE, and VISA networks and has access to the Honor, Cirrus, Discover, American Express and Master Card networks.

     According to the State Department of Banking, Insurance and Securities, as of December 31, 1996, 1 federally chartered savings and loan, 1 federally chartered savings bank, 4 state-chartered savings banks, 13 state-chartered commercial banks and 2 national banks are located and do business in the State of Vermont, the area in which VFSC conducts most of its business. As of such date, VNB had 12.2%, 12.0% and 12.5% of the total assets, loans and deposits, respectively, of these 31 banking institutions and VFB had 10.2%, 8.4% and 9.2%, respectively.

United Bank

     UB is a Massachusetts chartered stock savings bank originally incorporated in 1855 as the Shelburne Falls Five Cent Savings Bank, which subsequently changed its name to the Shelburne Falls Savings Bank. In 1975, the Shelburne Falls Savings Bank merged with the Conway Savings Bank under the name of United Savings Bank (USB). In 1978, USB merged with the Haydenville Savings Bank.
USB centralized its operations in Greenfield in 1981. In April, 1988, USB purchased the deposits, real estate, furniture and equipment of four (4) branch offices of First National Bank of Boston located in Shelburne Falls,
Greenfield (2) and South Deerfield, all in Franklin County, Massachusetts.
The deposits of these four offices totaled $40.4 million. In 1995 United Savings Bank changed its name to United Bank. UB maintains full service banking offices in Greenfield (2), Conway, Hatfield, Haydenville, Shelburne Falls and South Deerfield. UB's market area is centered in Franklin County which abuts the southern borders of both Vermont and New Hampshire. At December 31, 1997
UB had total assets of $258 million, total loans of $205 million and total deposits of $230 million.

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

     UB has a wholly-owned subsidiary, Hayburne, Inc., which is incorporated in the Commonwealth of Massachusetts. Hayburne, Inc., owns the "Hayburne Building", a 26,000 square foot office building located at 55 Federal Street, Greenfield, Massachusetts, in which office space is leased to various tenants. VFSC owns and operates 60 automated teller machines (ATMs) at its branch locations and 19 ATMs in other locations.

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

     VFSC and its subsidiaries, on December 31, 1997, employed approximately 1,040 persons. They enjoy good relations with their employees. A variety of employee benefits are available to officers and employees, including health, group life and disability income replacement insurance, a funded, non-contributory pension plan and an incentive savings and profit sharing plan.

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

     Supervision and Regulation. VFSC and the Banks are subject to extensive regulation under federal and state law. VFSC is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended. VNB, a national banking association under the National Bank Act, is subject to regulation, supervision and examination by the Comptroller of the Currency (the "OCC"). UB, a Massachusetts-chartered savings bank, is subject to examination, regulation and supervision by the Massachusetts Commissioner of Banks. In addition, deposits at both VNB and UB are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent permitted by law, and both Banks are accordingly subject to supervision and regulation by the FDIC. Both Banks are also members of the Federal Home Loan Bank of Boston.

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

Regulation of VFSC

     General.  VFSC is a bank holding company subject to supervision and
regulation by the  Federal Reserve Board.   The Federal Reserve Board has
authority to issue cease and desist orders and to assess civil money penalties against bank holding companies and their nonbank subsidiaries, officers, directors and other affiliated parties and to remove officers, directors and other affiliated parties in order to terminate or prevent unsafe or unsound banking practices or violations of laws or regulations.

     The activities of VFSC and the companies that it controls or in which it holds more than 5% of the voting stock are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity that the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies such as VFSC are required to obtain prior approval of the Federal Reserve
Board to engage in any new activity not previously approved by the Federal Reserve Board or to acquire more than 5% of any class of voting stock of any company, including any bank that is not already majority-owned by the bank holding company.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") permits a bank holding company to acquire banks in states other than its home state notwithstanding contrary provisions of state law, subject to the requirement that the bank holding company, before and after the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the United State and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law) and to any state requirement that the bank have been organized and operating for a minimum period of time, not to exceed five years.

     The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. In addition, a bank may now open new branches in a state in which it does not already have banking operations, if the laws of the state permit such de novo branching. Although the effect of such changes cannot be predicted precisely, they are likely to make it easier for out-of-state banks to compete in the states where VFSC and the Banks operate.

     Dividends and Distributions. VFSC's ability to pay dividends depends upon the dividend income it receives from the Banks, which may be affected or limited by regulatory restrictions. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend that would impose undue pressure on the capital of subsidiary banks or that would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The Federal Reserve Board has determined that it may be an unsound practice for a bank holding company to pay dividends unless its net income over the preceding year is sufficient to fund fully each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. At December 31, 1997 the Banks had available approximately $4.2 million for payment of dividends to VFSC under regulatory guidelines. VFSC has a policy to pay out over time 30%-35% of net income to shareholders in the form of cash dividends. Earnings for prior years as well as prospective earnings are analyzed to determine compliance with this policy. Dividend payout rates for any one year may vary from this long term payout policy based on these analyses and projections of future earnings and future capital needs. For the three-year period ended December 31, 1997, an aggregate of $1.56 per share of dividends were declared. Diluted earnings per share for the same period was $4.88.

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

     In addition, a bank holding company and its subsidiaries are generally prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property or furnishing of services unless the Federal Reserve Board, pursuant to authority available under applicable law, permits an exception to the tying prohibitions. A Federal Reserve Board rule, effective September 2, 1994, amended the antitying provisions to permit a bank or bank holding company to offer a lower price on a loan, deposit or trust service (a "traditional bank product") or on securities brokerage services, on the condition that the customer obtain a traditional bank product from an affiliate. In addition, effective January 23, 1995, a bank holding company or a nonbank subsidiary may offer lower prices on any of its products or services on the condition that the customer obtain another product or service from such company or any of its nonbank affiliates, provided that all products offered in the package arrangement are separately available for purchase.


     Support of Subsidiary Banks. Under Federal Reserve Board policy, VFSC is expected to act as a source of financial strength to the Banks and to commit resources to support them. This support of the Banks may be required at times when VFSC may not be able to provide it. If the FDIC suffers or anticipates a loss-either as a result of default by a banking or thrift subsidiary of VFSC or related to FDIC assistance provided to such subsidiary in danger of default-other banking subsidiaries of VFSC may be assessed for the FDIC's loss, subject to certain exceptions. Applicable law defines "default" generally as the appointment of a conservator or receiver, and "in danger of default" as the existence of certain conditions indicating that, absent federal regulatory assistance, a default is likely to occur. In addition, capital loans by a bank holding company to its subsidiary banks are subordinate in right of payment to depositors and certain other indebtedness of such subsidiary banks. In the event of bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

     The operations of the Banks, including but not limited to their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act and management practices are subject to regular examination by, in the case of VNB, the OCC, and, in the case of UB, the FDIC and the Massachusetts Commissioner of Banks. In addition, the Banks' various corporate activities, including mergers and acquisitions and branch openings and closings, require the approval of the Banks' respective regulators. The Banks are also required to furnish quarterly and annual reports of income and condition to the FDIC and VNB files periodic reports with the OCC.

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

     Federal Home Loan Bank System. The Banks are members of the Federal Home Loan Bank of Boston, one of 12 regional Federal Home Loan Banks ("FHL Banks"), each subject to Federal Housing Finance Board ("FHFB") supervision and regulation. The FHL Banks provide a central credit facility for member-insured institutions. As members of the FHLB of Boston, the Banks are required to own shares of capital stock in the FHLB of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHL Bank, whichever is greater. The Banks are in compliance with this requirement with an investment in FHLB stock at December 31, 1997 of $13.1 million. The maximum amount which the FHLB of Boston will advance for purposes other than meeting withdrawals fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Boston, and the maximum amount is reduced by borrowings from any other source except debentures with more than one year to maturity and/or debentures covered by a sinking fund.

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

     Consequences of Failing to Meet Capital Requirements. A number of sanctions may be imposed on banking organizations that are not in compliance with the capital regulations, including, among other things, issuance of a cease and desist order and/or imposition of a capital directive. Under such circumstances, the organization's primary federal banking regulator may require, among other things, an increase in regulatory capital, restrictions on asset growth, reduction of rates paid on savings accounts, cessation of or limitations on deposit-taking, lending, purchasing loans, making specified investments, or issuing new accounts, limits on operational expenditures, an increase in liquidity and such other restrictions or corrective actions as the organization's primary federal banking regulator may deem necessary or appropriate. In addition, any banking organization that is not meeting its capital requirements must provide its primary federal banking regulator with prior notice before the addition of any new director or senior officer.

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

     At December 31, 1996, VFSC's consolidated Total and Tier 1 risk-based capital ratios and Tier 1 Leverage ratios were 13.29%, 12.03% and 7.30%, respectively. These ratios exceeded applicable regulatory requirements. VNB and UB are considered "well capitalized" by their respective primary federal banking regulators.

Item 2 - Properties

     The principal offices of the Company and VNB are located at 100 Main Street in Brattleboro, Vermont. VNB operates 41 other branch locations throughout Vermont in the Counties of Addison, Chittenden, Washington, Rutland, Bennington, Franklin, Windsor, Orange and Windham. VNB also operates 16 branch locations in southeastern New Hampshire in the counties of Rockingham, Strafford,
Merrimack and Hillsborough.   Of these offices, 29 are owned by VNB, 21 are
leased directly from independent parties as lessors, and 7 buildings are owned by VNB, but are situated on leased land. VNB also owns and occupies a building in Brattleboro which it uses for its operational functions. The following table sets forth the location of UB's offices and other related information as of December 31, 1997. Each office listed is equipped with an ATM facility, all of which are owned by UB.

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

PART II

     Item 5 - Market for Registrant's Common Equity and Related Stockholde
Matters

     As of February 28, 1998, VFSC Common Stock consisted of 20,000,000 authorized shares, $1.00 par value per share, of which 13,279,750 were issued and outstanding (exclusive of treasury shares). VFSC Common Stock is traded on NASDAQ-NMS. The transfer agent and registrar for VFSC Common Stock is VNB.

     Presented below is the range of market prices paid on Common Stock of Vermont Financial Services Corp. for each quarter in 1997 and 1996.
	                                                    Dividends
Year	         Quarte	          High       Low        Declared
1997	           4th 	          $29 	     $22-7/8	    $.15
	               3rd 	           27-3/16	  22-7/16	    .15
	               2nd	            23-9/16	  19-11/16	   .15
	               1st	            22-1/2	   17-5/8	     .15

1996	           4th	            18-1/4	   17-1/8	     .13
	               3rd	            17-9/16	  15-5/8	     .13
	               2nd            	17	       15-1/2	     .13
	               1st	            17-1/2	   15-3/4     	.12

Per the Company's stockholder reports, the approximate number of stockholders as of February 28, 1998 was 2,850.

Item 6 - Selected Consolidated Financial Data

     The following table sets forth selected data regarding the Company's operating results and financial position. This data should be read in conjunction with Management's Discussion and Analysis and the Consolidated Financial Statements and Notes thereto. The results of operations, per share data and the total cash dividends, allowance for loan losses and nonperforming assets ratios as of and for the five years ended December 31, 1997 are derived from the financial statements of the Company. The financial condition and operations of the Company in all material respects reflect the operations of its two Bank subsidiaries Vermont National Bank of Brattleboro, Vermont and United Bank of Greenfield, Massachusetts.

                                         Year Ended December 31,
		                    1997        	1996      	 1995 	     1994       1993
	                         (Dollars in thousands, except per share data)
Results of Operations:
 Interest income			   $   127,878	 $   98,105  $   96,457 $   84,391 $   82,142
 Interest expense			       55,962	     41,351  	   41,969	    33,293	    31,361
 Net interest income 	   		71,916	     56,754	     54,488	    51,098	    50,781
 Provision for loan
  losses 			                3,250       3,350      	3,900	     4,000	     5,053
 Net interest income
  after provision for
  loan losses           			68,666	     53,404	     50,588	    47,098	    45,728
  Other operating income			28,522      19,161     	17,549	    16,692    	17,348
  Other operating expense		70,049     	47,411	     45,999	    46,763	    52,459
  Income before
   income taxes			         27,139	     25,154	     22,138	    17,027	    10,617
   Applicable income
    tax expense	 		        10,013      	8,539	      7,241	     5,159	     3,386
   Net income        	$    17,126	 $   16,615	 $   14,897	$   11,868	 $   7,231

Balance Sheet Data
 At Year End:
 Total assets			       $2,097,452 	$1,312,981	 $1,246,669	$1,205,421 $1,158,101
 Loans, net of
  unearned income		    	1,314,501	    910,436 	   893,470	   911,503	   872,441
 Securities available
  for sale			             527,649	    291,120	    249,682	   173,865	   184,400
 Total deposits      			1,686,172	  1,083,258	  1,033,957	 1,012,869	   967,582
 Stockholders' equity			  213,596    	119,717    	111,833    	90,457    	91,027

Per Share Data:
 Basic earnings		          	$1.52	      $1.79	      $1.60     	$1.30	     $1.06
 Diluted earnings			         1.51	       1.77	       1.59	      1.29	      1.05
 Total cash dividends
  declared			                0.60	       0.53	       0.43	      0.27      	0.12
 Tangible book value
  at period end,
  diluted (1)		            	11.48      	11.87	      11.24	      9.18	      9.31
 Average basic shares
  outstanding		        11,257,292	  9,284,890	  9,295,341	 9,142,060	 6,822,423
 Average diluted shares
  outstanding		        11,364,920	  9,364,601  	9,354,772 	9,232,973 	6,923,911

Selected Financial Ratios:
 Return on average
  total assets (2)		         1.00%	      1.31%	      1.23% 	    1.00%	     0.64%
 Return on average
  stockholders' equity(3)	  10.22       14.51       14.69      13.23       8.36
 Net interest margin (4)		   4.70	       4.93	       4.92	      4.74       4.97
 Cash dividends per share
  as a percentage of basic
  earnings per share		         38	         29	         28	        21         16
 Average stockholders'
  equity to average assets 		9.80	       9.19 	      8.69	      7.97       7.67
 Core (leverage) capital
  ratio at period end (5)		  7.46	       8.68	       8.77	      7.26	      7.59
 Total risk-based capital
  ratio at period end (6)			13.24	      15.09	      14.67	     13.03	     12.06
 Allowance for loan losses
  to period end loans,
  net of unearned income  			1.44	       1.50	       1.65	      1.78	      2.04
 Nonperforming assets to
  period end loans plus
  other real estate
  owned (7)		               	1.50	       1.01	       1.67	      2.32	      3.64
 Net charge-offs to average
  loans, net of
  unearned income		         	0.49	       0.50	       0.59	      0.62	      0.95

(1)	Equal to stockholders' equity less intangibles divided by diluted end of period shares outstanding.
(2)	Based on average total assets after adjustment for unrealized gain (loss)
    on securities available for sale.
(3)	Based on average total equity after adjustment for unrealized gain (loss)
    on securities available for sale.
(4)	Net interest income stated on a fully taxable equivalent basis divided by average earning assets.
(5)	Equal to stockholders' equity less intangibles divided by total assets less intangibles.
(6)	Equal to stockholders' equity less intangibles plus the allowable portion of the allowance for loan losses divided by total risk weighted assets.
(7)	Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned.
(8) 1997 data is reflective of the acquisition of Eastern Bancorp.
    (See footnote 2 to the financial statements.)


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

For the years ended December 31, 1997, 1996 and 1995.

Overview

     Net income for 1997 was $17.1 million, up from the $16.6 million and $14.9 million earned in 1996 and 1995, respectively.
     Return on average assets was 1.00% in 1997, 1.31% in 1996 and 1.23% in 1995. Return on average stockholders' equity was 10.22% in 1997, 14.51% in 1996 and 14.69% in 1995.
     Basic earnings per share was $1.52, $1.79 and $1.60 in 1997, 1996 and 1995, respectively. Diluted earnings per share was $1.51, $1.77 and $1.59 for the same periods.
     On June 26, 1997 the Company acquired Eastern Bancorp, Inc. ("Eastern") and its subsidiary Vermont Federal Bank, FSB ("VFB"), based in Burlington, Vermont. Many of the fluctuations noted in this discussion were significantly
impacted by this transaction ("merger").   See note 2 to the Consolidated
Financial Statements for details.

Results Of Operations

Net Interest Income

     The following table presents the major categories of earning assets and interest-bearing liabilities with their corresponding average balances, related interest income or expense and resulting yields and rates on a fully taxable equivalent basis for the years indicated. Foot notes (1) through (5) following 1997, 1996, 1995 schedules.

                                            1997
                                          Interest        Rate
                             Average      Income/         Earned/
                             Balance      Expense(1)      Paid (1)
                                    (Dollars in thousands)
ASSETS
 Earning assets:
   Loans, net of unearned
    income (2)               $1,117,325   $100,722        9.01%
   Taxable securities (3)       409,817     26,649        6.50
   Tax exempt securities (3)     10,371        789        7.61
   Federal funds sold and
    securities purchased
    under agreement to resell    13,140        723        5.50
   Interest-bearing bank
    deposits                      1,260         48        3.81
   Total earning assets       1,551,913    128,931        8.31%
   Noninterest-earning
    assets:
   Cash and due from banks       61,335
   Premises and equipment,net    35,850
   Other assets                  90,372
   Allowance for loan losses    (17,469)
   Total assets               1,722,001

LIABILITIES AND STOCKHOLDER' EQUITY
 Interest-bearing Liabilities:
  Savings and transactional
   deposits                  $  770,556     25,097        3.26%
  Certificates of deposit:
   $100,000 or more              54,587      2,830        5.18
   Under $100,000               392,474     21,157        5.39
  Federal funds purchased
   and securities sold under
   agreement to repurchase       76,135      3,639        4.78
  Other borrowed funds           57,974      3,239        5.59
  Total interest-bearing
   liabilities                1,351,726     55,962        4.14
 Noninterest-bearling
  liabilities:
  Demand deposits               185,174
  Other liabilities              16,338
  Total liabilities           1,553,238
  Stockholders' equity          168,763
  Total liabilities and
   stockholders' equity      $1,722,001

Net interest income
 (fully taxable equivalent)                 72,969
Less fully taxable equivalent
 adjustments                                (1,053)
Net interest income                        $71,916
Net interest spread (4)                                   4.17%
Net interest margin (5)                                   4.70%


                                            1996
                                            Interest     Rate
                               Average      Income/      Earned/
                               Balance      Expense (1)  Paid (1)
                                      (Dollars in thousands)
ASSETS
 Earning assets:
  Loans, net of unearned
  income (2)                   $  896,417   $82,113      9.16%
  Taxable securities (3)          250,590    15,449      6.17
  Tax exempt securities (3)        11,099       809      7.29
  Federal funds sold and
   securities purchased
   under agreements to
   resell                          14,869       842      5.66
  Interest-bearing bank
   deposits                            34         2      5.88
  Total earning assets          1,173,009    99,215      8.46
  Noninterest-earning
   assets:
  Cash and due from banks          46,165
  Premises and equipment,net       24,146
  Other assets                     33,683
  Allowance for loan losses       (14,461)
  Total assets                  1,262,542

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interst-bearing liabilities:
  Savings and transactional
   deposits                    $  612,780    20,353      3.32
  Certificates of deposit
   $100,000 or more                38,343     2,025      5.28
   Under $100,000                 264,043    14,679      5.56
  Federal funds purchased and
   securities sold under
   agreements to repurchase        68,446     3,181      4.65
  Other borrowed funds             18,678     1,113      5.96
  Total interest-bearing
   liabilities:                 1,002,290    41,351      4.13
 Noninterest-bearing liabilities:
  Demand deposits                 135,158
  Other liabilities                 9,077
  Total liabilities             1,146,525
  Stockholders' equity            116,017
  Total liabilities and
   stockholders' equity        $1,262,542

Net interest income
 (fully taxable equivalent)                  57,864
Less fully taxable equivalent
 adjustments                                 (1,110)
Net interest income                         $56,754
Net interest spread (4)                                  4.33%
Net interest margin (5)                                  4.93%


                                            1995
                                            Interest     Rate
                               Average      Income/      Earned/
                               Balance      Expense (1)  Paid (1)
                                      (Dollars in thousands)
ASSETS
EArning assets:
  Loans, net of unearned
   income (2)                  $  910,799   $84,431      9.27%
  Taxable securities (3)          190,764    11,441      6.00
  Tax exempt securities (3)        10,289       752      7.31
  Federal funds sold and
   securities purchased
   under agreement to resell       16,684     1,029      6.17
  Interest-bearing bank
   deposits                            61         3      4.92
  Total earning assets          1,128,597    97,656      8.65
  Noninterest-earning
   assets:
  Cash and due from banks          43,707
  Premises and equipment,net       23,517
  Other assets                     32,359
  Allowance for loan losses       (14,834)
  Total assets                  1,212,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings and transactional
   deposits                    $  607,202    21,497      3.54
  Certificates of deposit
  $100,000 or more                 33,538     1,766      5.27
  Under $100,000                  252,920    13,682      5.41
  Federal funds purchased
   and securities sold under
   agreements to repurchase        67,896     3,317      4.88
  Other borrowed funds             27,138     1,707      6.33
  Total interest-bearing
   liabilities                    988,694    41,969      4.24
 Noninterest-bearing
  liabilities:
  Demand deposits                 109,631
  Other liabilities                 8,605
  Total liabilities             1,106,930
  Stockholders' equity            105,416
  Total liabilities and
   stockholders' equity        $1,212,346

Net interest income
 (fully taxable equivalent)                  55,687
Less fully taxable equivalent
 adjustments                                 (1,199)
Net interest income                         $54,488
Net interest spread (4)                                  4.41%
Net interest margin (5)                                  4.92%


(1)	Includes a fully taxable equivalent adjustment based on a 35% federal income tax rate.
(2)	Average balances include nonaccrual loans but do not include deferred loan fees.
(3)	Taxable and tax-exempt securities are recorded at amortized cost.
(4)	The difference between the average rate earned on total earning assets and the average rate paid on total interest-bearing liabilities.
(5)	Represents net interest income divided by average earning assets.

     Net interest income increased $15.2 million or 26.7% to $71.9 million in 1997 from $56.8 million in 1996. This compared to a $2.3 million or 4.2% increase in 1996 from 1995. On a fully taxable equivalent basis, net interest income increased $15.1 million, or 26.1%, from 1996 to 1997 and $2.2 million, or 3.9%, from 1995 to 1996. The growth in 1997 was primarily due to a $378.9 million increase in average earning assets. The fluctuations in the yields on securities, the net interest spread and net interest margin in 1997 were primarily influenced by the earning assets and the interest-bearing liabilities purchased from Eastern. The increase in 1996 was also mostly due to a $44.4 million increase in average earning assets. Management anticipates that the Company's net interest margin in 1998 will continue to decline and that net interest income will increase due to higher levels of average earning assets
offset somewhat by the decrease in margin.  	Nearly all the growth in the
Company's earning assets and financial resources came as a result of the merger with Eastern. Comparing combined balances at December 31, 1997 with December 31, 1996, earnings assets decreased $158.4 million, or 7.9%. Most of the decrease came from a $92.8 million decrease in the loan portfolio which was the result of the sale of approximately $60 million in mobile home loans which were sold as a result of credit quality concerns and the sale of $30 million in portfolio mortgages. In addition, the securities portfolio decreased $59.7 million, or 10.2%, and short-term investments decreased $6.6 million, or 99.3%, in an effort to reduce the short-term borrowings acquired in the Eastern merger. During the same period, financial resources decreased $119.4 million, or 6.0%. Most of this decrease came from a $95.1 million, or 35.3%, decrease in fed funds purchased and other short-term borrowings. Management decided that in order to achieve a more balanced GAP position and a better mix of assets and liabilities it would be prudent to reduce the long-term securities acquired from Eastern that were funded by short-term liabilities. As a result $95.3 million of securities were sold in 1997, approximately the decrease in federal funds purchased and other short-term borrowings.


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

                                1997 vs 1996                  1996 vs 1995
                         Net                           Net
                      Increase  Due to Changes in   Increase  Due to Changes in
                     (Decrease)  Rate (1)  Volume  (Decrease)  Rate (1)  Volume
	                                          (in thousands)
INTEREST INCOME:
	Loans(2)	 		           $18,609  $19,971  $(1,362)		$(2,318)	 $(1,323)  $ (995)
	Taxable securities	 	  	11,200	  10,330	       870		   4,008	    3,676   	332
	Tax exempt securities 	  		(20)	    (20)	        0		      57	       59	    (2)
 Federal funds sold
  and securities
	 purchased under
  agreements to resell   		(119)    	(96)	      (23)		   (187)	    (106)	  (81)
	Interest-bearing bank
  deposits			                46	      47	        (1)		     (1)	      (2)    	1
	Total interest
  income                 29,716	  30,232	     (516)   	1,559    	2,304	  (745)

INTEREST EXPENSE:
	Savings and
  transactional
  deposits			             4,744	   5,120	     (376)		 (1,144)	     197	(1,341)
	Certificates of deposit:
	--$100,000 or more      			805	     844	      (39)		    259	      256	     3
	--Under $100,000			      6,478	   6,940	     (462)		    997	      611	   386
	Federal funds purchased
  and securities sold
  under agreements to
  repurchase			             458	     367	       91		    (136)	      26	  (162)
	Other borrowed funds   		2,126   	2,199      	(73)	   	(594)    	(500)  	(94)
   Total interest
    expense			           14,611	  15,470	     (859)		   (618)	     590	(1,208)
	Change in net
  interest income    			$15,105 	$14,762      	343 		 $2,177	   $1,714	$  463


(1)	The effect of changes due to both volume and rate have been allocated to the change in volume and change in rate categories in proportion to the relationship of the absolute dollar amounts of the change in each category.
(2)	Includes nonaccrual loans.

Provision For Loan Losses

     The provision for loan losses charged to operating expense is based upon management's judgment of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable losses. The factors evaluated include, but are not limited to: the size, composition, growth and quality of the loan portfolio, specific and potential problem loans, current economic conditions and their effect on a borrower's performance in relation to contract terms, historical loss experience by loan type and loan collectibility.
     The provision for loan losses in 1997 was $3.3 million compared to $3.4 million in 1996 and $3.9 million in 1995. Net loans charged off were $5.4 million, $4.5 million and $5.4 million for the respective years. The provision was reduced $0.1 million in 1997 and $0.5 million in 1996. Nonperforming asset levels and the Company's local economy continued to improve offsetting the need for a larger provision normally associated with a growing loan portfolio. Net charged-off loans exceeded the provision in 1997 due to the charge-off of one loan for approximately $2.0 million.

Other Operating Income And Other Operating Expense

     In 1997, other operating income (net of securities gains) increased $8.7 million, or 45%, from 1996. Increases of $1.7 million in trust department income and $4.1 million in service charges on deposit accounts comprised 65% of this increase. Management anticipates that the Company will continue to achieve increases in other operating income in 1998 as a result of the increase in customers and business from the Eastern acquisition.
     In 1996, other operating income (net of securities gains) increased $1.7
million, or 9%, from the $17.5 million earned in 1995.   Increases of $0.9
million in trust department income and $0.4 million in service charges on deposit accounts comprised 76.5% of this increase. The 28% improvement in trust department income was largely due to the purchase of the Green Mountain Bank Trust Department on August 31, 1996, which accounted for $0.6 million of this increase.

     Total other operating expense increased $22.6 million, or 48%, in 1997 after increasing $1.4 million, or 3%, in 1996. The increase in 1997 was primarily a result of the merger. Expenses in the second half of 1997 versus the last six months of 1996 were up $19.6 million. Approximately $4.6 million of the increase in other operating expenses was due to expenses incurred as a result of unanticipated operational and back office problems associated with the integration of VFB into VNB. Operating expenses for 1997 were also impacted by approximately $.4 million in connection with a shareholder appraisal case. The merger with a Company approximately two thirds the former size of VFSC largely accounted for the remainder of the increase. Amortization of the goodwill acquired in the merger which is being amortized over a fifteen year period results in expense of approximately $1 million per quarter. Based on the current business plan, and without any unforeseen changes to such plan, management anticipates that other operating expense will be running at a rate of approximately $20 million per quarter by the end of 1998, below the $24.8 million level of the fourth quarter of 1997. The increase in other operating expense for 1996 over 1995 was primarily due to inflation and the purchase of the Green Mountain Bank Trust Department.

Applicable Income Taxes

     During 1997, 1996 and 1995 the Company recorded income tax expense of $10.0 million, $8.5 million and $7.2 million, respectively. The changes were almost entirely due to the level of pre-tax earnings and the increase in goodwill amortization in 1997 which is a nondeductible expense for tax purposes. See also footnote 12 to the financial statements.

Financial Condition

Loans

     The loan portfolio increased $404 million, or 44%, in 1997 following a $17.0 million, or 2%, increase in 1996. In structuring the composition of its loan portfolio, the Company considers the following factors: profitability, liquidity, risk, rate sensitivity and service in its market area. It tries to maintain a balance between commercial lending (commercial , commercial real estate and construction loans) and consumer lending (residential real estate and consumer loans) with each representing between 40% and 60% of the total loan portfolio. Over the last two years the commercial lending sector decreased from 42% of the loan portfolio to 33%, primarily as a result of the mix of loans acquired from Eastern. It is management's intention to focus on increasing the commercial lending sector of the loan portfolio.
     Through its subsidiary Banks the Company makes commercial business loans to small and medium sized businesses in Vermont, Massachusetts and New Hampshire. Vermont National Bank is the leading commercial lender in the State of Vermont.
     Construction and commercial loans collateralized by real estate include loans collateralized by residential and commercial properties, office and industrial buildings, condominium development and land development properties. The Company limits both of these types of lending activities and the properties collateralizing these loans to its primary market areas in Vermont, Massachusetts, New Hampshire and adjacent communities in neighboring states. Approximately 53% of the commercial real estate portfolio represents loans on owner occupied properties. Management's goal is to keep the construction loan portion of the loan portfolio below 5% of total loans. As of December 31, 1997 this sector represented 3% of the portfolio.
     In 1997, the Company originated $135.2 million of residential mortgage loans and sold $117.7 million of loans in the secondary market, compared to $119.2 million originated and $56.0 million sold in 1996 and $111.4 million originated and $33.1 million sold in 1995. The 15% increase in originations in 1997 was primarily due to the merger and the additional opportunities it afforded the Company. The 7% increase in mortgage loan originations in 1996 was primarily due to slightly lower interest rates.
     At year end 1997, the mortgage portfolio serviced for others totaled $1,056.6 million compared to $412.2 million at year end 1996 and $420.6 million at year end 1995 and currently generates income of approximately $2.1 million per year. The increase in 1997 was almost entirely due to the merger. The $8.3 million, or 2% reduction in 1996 was due to net amortization of existing balances. Of the residential real estate portfolio, 61% were adjustable rate loans and 39% were fixed rate loans at December 31, 1997. Residential real estate loans represented 58%, 47% and 47% of gross loans at year end 1997, 1996 and 1995, respectively.
     Consumer loans represented 8% of gross loans at December 31, 1997 and 11% at December 31, 1996 and 1995.
     The following table summarizes the composition of the Company's loan portfolio at the dates indicated.

			December 31,
		                         1997      	1996	       1995	     1994       1993
                                     		    (in thousands)
Commercial(1)      		    $166,418	  $181,372	  $170,162	  $207,299	  $203,300
Real Estate:
	Residential	     	       765,634	   429,657	   415,468	   389,033	   372,570
	Commercial		             234,394	   177,339	   182,233	   186,185	   174,881
	Construction			           38,695	    25,205	    24,816	    25,033	    25,762
	 Total real estate   		1,038,723   	632,201	   622,517	   600,251	   573,213
Consumer			               109,360    	96,863	   100,791	   103,953	    95,928
	 Total loans, net
   of unearned income		$1,314,501  	$910,436  	$893,470  	$911,503  	$872,441

(1)	Includes loans to Massachusetts and Vermont municipalities and industrial revenue bonds of $20,730, $46,038, $24,874, $44,669 and $30,339 for years 1997 through 1993, respectively.
     The following table details the loan maturity and interest rate sensitivity of commercial, commercial real estate and construction loans, at December 31, 1997.

		After One	After
	Within	But Within	Five
		One Year	Five Years	Years	Total
	(Dollars in thousands)
Loans:
	With fixed interest rates	     	 $ 40,190  	 $49,140	  $49,708	  $139,038
 With variable interest rates 		  	288,798     	4,286    	7,385   	300,469
	   Total                      			$328,988 	  $53,426	  $57,093	  $439,507

Nonperforming Assets And Risk Elements

     Nonperforming assets are assets on which income recognition in the form of principal and/or interest has either ceased or is limited.  It is the
Company's policy to manage the loan portfolio so as to recognize and respond to problem loans at an early stage and thereby minimize losses.  All new loan originations, loan renewals, loans categorized as past due and classified loans are reviewed on a weekly basis by the administrative officers in charge of the commercial, mortgage and consumer loan portfolios.  In turn, the status of these loans is reported in detail to senior management and the Loan Committee of the Board of Directors on a monthly basis.  From these reviews, determinations are made on a case-by-case basis as to the collectibility of principal and interest.
     The following table provides information with respect to the Company's past due loans and the components of nonperforming assets at the dates indicated.
	 			                                         December 31,
                      		     1997	     1996	     1995	     1994	    1993
			                                 (Dollars in thousands)
Loans 90 days or more
 past due and still
 accruing interest	      		$ 6,055  	$ 1,933  	$  2,008 	$ 1,448 	$ 1,503
Nonperforming assets:
	Nonaccrual loans		        $17,006	   $7,812	  $11,695 	 $16,491 	$25,746
	Other real estate owned	   	2,794	      697	    2,977	    4,487	   4,678
	Restructured loans
  - accruing			                  0	      661	      316	      294	   1,532
Total nonperforming
 assets			                 $19,800	   $9,170	  $14,988	  $21,272 	$31,956
Nonperforming assets
 to period end loans,
 net of	unearned income,
 plus other real estate owned	1.50%    	1.01%	    1.67%	    2.32%	   3.64%


     Loans 90 days or more past due and still accruing interest include loans that are adequately collateralized and are in the process of collection and loans which have exceeded their contractual maturity and are in the process of being renewed. At December 31, 1997, there were three loans, totaling $2.2 million, which were in the process of renewal. The remainder of the $4,122,000 increase in loans 90 days or more past due and still accruing interest in 1997 was due to loans acquired from Eastern.
     Additional interest income of $1,342,000, $739,000 and $1,084,000 would have been recorded in 1997, 1996 and 1995, respectively, if nonaccrual and restructured loans had been on a current basis in accordance with their original terms. Payments, totaling $1,117,000, $1,850,000 and $1,052,000 respectively, were received on nonaccrual loans during 1997, 1996 and 1995. All payments, were applied as principal reductions with the exception of $18,000 recorded as interest income in 1997. Interest income is recognized solely on nonaccrual loans which are subsequently determined to have no doubt as to the ultimate collectibility of principal.
     At December 31, 1997, all nonaccrual loans were collateralized. In addition, it is the Company's policy to obtain personal guarantees of the borrowers whenever it is possible. As of December 31, 1997, 3% of the total nonaccrual loans are current as to contractual terms. Loans to three commercial borrowers, totaling $4.1 million represented 24% of nonaccrual loans.
Management expects to see moderate improvement in 1998 over the 1997 charged-off loan total with a further decrease in the level of nonperforming assets. Management is not aware of any current recommendations by regulatory authorities or suggestions with respect to loans classified as loss, doubtful, substandard or special mention which, if they were implemented, would have a material effect on the Company.

Allowance For Loan Losses

     The allowance for loan losses is available to absorb probable losses which are inherent in the current loan portfolio. The adequacy of the allowance for loan losses, which is formally reviewed on a monthly basis by management, is evaluated according to the factors outlined in "Provision for Loan Losses". To maintain the allowance at an adequate level, current earnings are charged with an amount necessary to restore the allowance to the desired level. A loan loss is charged against the allowance when management believes the collectibility of principal and interest with respect to such loan is unlikely. The allowance for loan losses equaled $18.9 million, or 1.44% of the total loan portfolio at December 31, 1997, compared with 1.50% at year end 1996 and 1.65% at year end 1995. On December 31, 1997 the allowance for loan losses represented 96% of total nonperforming assets and 111% of nonperforming loans (which include nonaccrual and restructured loans), compared to 149% and 161%,
respectively, at year end 1996.     The primary cause of the fluctuations noted
above was the nonperforming assets and allowance acquired in the merger. On June 26, 1997 the Company acquired nonperforming assets of $13.0 million, nonperforming loans of $9.0 million and an allowance for loan losses of $7.5 million from Eastern.
     The following table provides an analysis of the allowance for loan losses and an analysis of loans charged off and recoveries by type of loan and for the years indicated.

	Year Ended December 31,
		1997	1996	1995	1994	1993
			(Dollars in thousands)
Allowance for loan
 losses at beginning of year	  $13,647 	 $14,761 	 $16,236   $17,815   $21,047
Allowance acquired from Eastern	 7,488         0	        0	        0	        0
Loans charged off:
	Commercial, commercial
 real estate and construction 		(3,637)  	(3,416)  	(4,533)  	(4,895)   (7,361)
	Real estate-residential	        	(890)  	(1,047)    	(596)    	(650)    	(807)
	Consumer		                     	(2,178) 	(1,570)  	(1,484)	  (1,240)  	(1,427)
	   Total loans charged off		    (6,705) 	(6,033)  	(6,613)  	(6,785)  	(9,595)
Recoveries of loans
 previously charged off:
	Commercial, commercial
 real estate and construction	     	743	   1,115	      772	      783	      884
	Real estate-residential		           57	      36	       40	        0	       96
	Consumer			                        463	     418	      426	      423	      330
	   Total Recoveries			           1,263	   1,569	    1,238	    1,206	    1,310
Net loans charged off 		         (5,442) 	(4,464)  	(5,375)  	(5,579)  	(8,285)
Additions to allowance
 charged to earnings			           3,250	   3,350	    3,900	    4,000	    5,053
Allowance for loan losses
 at year end		                  $18,943 	$13,647  	$14,761  	$16,236  	$17,815
Ratio of net charge-offs
 to average loans, net of
 unearned income		                 0.49%	   0.50%	    0.59%	    0.62%	    0.95%
Allowance for loan losses
 to period end loans, net of
	unearned income		                 1.44% 	  1.50%   	1.65%     	1.78%    	2.04%


     Net loans charged off in 1997 totaled $5,442,000 or 0.49% of average loans. This compares with $4,464,000 or 0.50% in 1996 and $5,375,000 or 0.59% in 1995.
In 1996 charged off loans associated with one lending relationship totaling $937,000 represented 21% of the net charge-offs for the year. No other charge-offs exceeded 10% of the year's net loans charged off.
     While all segments of the Company's loan portfolio are subject to continuous quality evaluation, there is no precise method for predicting loan losses. An evaluation of the collectibility of a loan requires the exercise of management's judgment. Since the determination of the adequacy of the allowance is necessarily judgmental and involves consideration of various factors and assumptions, management is of the opinion that an allocation of the reserve is not necessarily indicative of the specific amount of future charge-offs or the specific loan categories in which these charge-offs may ultimately occur.
     The following table summarizes the allocation of the allowance for loan losses at December 31, 1997, 1996, 1995, 1994 and 1993. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Also during the last five years, management provided an unallocated allowance for expected charge-offs not specifically identified in the loan portfolio.


			                                       December 31,
		               1997	          1996	        1995	        1994	        1993
                    Loan           Loan         Loan         Loan         Loan
                    Type           Type         Type         Type         Type
                     to             to           to           to           to
             Allo-  Total  Allo-   Total  Allo- Total  Allo- Total  Allo- Total
             cated  Loans  cated   Loans  cated Loans  cated Loans  cated Loans
		                              (Dollars in thousands)
Commercial	 	$2,178  13% $ 2,637  20%   $2,726 	 19%  $4,226  	23%  $5,027  	23%
Real Estate-
 Commercial	 3,998   18    2,161  19 	   1,010 	 20	   4,597  	20 	  4,324	  20
Construction   121 	  3      407   3 	   2,033 	  3 	    488   	3  	   519 	  3
Real Estate-
 Residential	4,440 	 58  	 1,651	 47 	   1,398 	 47	   1,061 	 43 	  1,116  	43
Consumer		   2,103 	  8	   1,704  11 	   1,399 	 11	   1,644 	 11    1,712  	11
Unallo-
 cated	      6,103    -    5,087   -	    6,195	   -	   4,220	   -    5,117    -
          	$18,943 	100% $13,647 	100%	$14,761	100%  $16,236 	100% $17,815 	100%

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

	                                           December 31,
		                                 1997	         1996	       1995
  	                                        (in thousands)
U.S. Treasury and other
 U.S. Government agencies		     $295,775	     $194,727	    $145,873
State and political
 subdivisions		                    9,987	       10,558	      10,343
Mortgage-backed securities		     199,121	       67,055	      75,752
Other securities (1)			           22,766       	18,780      	17,714
   Total			                     $527,649	     $291,120	    $249,682

(1)	Includes money market overnight investments of $15,417, $9,343 and $4,895 at year end 1997, 1996 and 1995, respectively.

     The investment portfolio increased 81%, to $527.6 million, at year end. During 1996 the portfolio increased 17%, to $291.1 million at year end. The total portfolio as a percent of total assets was 25% at year end 1997 compared to 22% and 20% at year end 1996 and 1995, respectively.
     Securities are carried at fair market value in the above tables.   The
significant change in the portfolio in 1997 was almost entirely due to the acquisition of the security portfolio of Eastern. During 1996 excess liquidity, as a result of sluggish loan demand, was primarily invested in U.S. Treasury and U.S. Government Agency securities, and mortgage backed securities. The average maturity of the investment portfolio is approximately 2-1/4 years.
     The Company invests a portion of its capital in marketable equity securities which comprised 2.9%, 3.1% and 4.7% of total investments at December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, $8.1 million of the $15.4 million marketable equity security portfolio were investments in the Federal Reserve Bank and Federal Home Loan Bank. Investments in these institutions are carried at par, which equals market.
     The following table sets forth the maturities of the Company's investment securities at December 31, 1997 and the weighted average yields of such securities. Weighted average yields on tax exempt obligations have been computed on a fully taxable equivalent basis assuming a federal tax rate of 35%. The yields are calculated by dividing annual interest, net of amortization of premiums and accretion of discounts, by the amortized cost of the securities at December 31, 1997.

		                                   Maturing (at Market Value)
		                                  After One But 	After Five But
	                        Within	     Within Five	    Within Ten	      After
		                      One Year	       Years	          Years	      Ten Years
		                   Amount	 Yield	 Amount	 Yield	 Amount   	Yield	Amount	Yield
		                                  (Dollars in thousands)
U.S. Treasury
 and other U.S.
	Government agencies	$10,086  6.22%	$155,240	6.32%  $130,449 	6.98% 	$0   	0.00%
State and political
 subdivisions		        1,381 	6.18     8,606	6.48 	        0  	0.00   0    0.00
Mortgage-backed
 securities		         13,309 	6.10	  155,751	6.87	    30,062  	7.19   0	   0.00
Other fixed
 income securities 	   7,348 	5.52		       0	0.00       		 0	  0.00   0	   0.00
	Total			            $32,124 	6.01 	$319,597	6.59  	$160,511  	7.02 	$0   	0.00
Tax equivalent adjustment
   for calculation of yield		$28			$175		$56		$0

Does not include equity securities of $15,417 at December 31, 1997.

Deposits

     Average total deposits for 1997 of $1,402.8 million represented a $352.5 million, or 34%, increase from 1996's average, which had increased $47.0 million, or 5%, from 1995's average balances. Almost all of the deposit growth was due to the merger. Deposits actually decreased $24.3 million, or 1.4%, from December 31, 1996 to December 31, 1997 comparing actual 1997 deposit balances with combined Eastern/VFSC balances for 1996. Large CDs represented 4% of average total deposits in 1997 and 1996, and 3% in 1995. The majority of these deposits was obtained from local Vermont, Massachusetts and New Hampshire customers. Management expects to continue to limit future asset growth primarily to the growth of core deposits as opposed to the more volatile large CDs and other borrowed funds.

     The following table summarizes the daily average amount of deposits for the years indicated, and rates paid on such deposits on the last day of the respective year.

			December 31,
 	1997	1996	1995
		Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Demand deposits		     $  185,174     - %  	$  135,158    -%	 $  109,631	     -%
Interest-bearing
 transactional
 deposits		              576,842	 3.42	       489,363	 3.49	    472,753	  3.70
Savings deposits		       193,714	 2.62	       123,417 	2.46	    134,449	  2.67
Certificates of
 deposit:
	 -$100,000 or more		     54,587	 5.22	        38,343	 5.00	     33,538	  5.19
	 -Under $100,000			     392,474	 5.11		      264,043	 4.86		   252,920	  5.03
	  Total		            $1,402,791         		$1,050,324     			$1,003,291

	The following table shows the maturity schedule of certificates of deposit of $100,000 or more at December 31, 1997.

                                          	Certificates
	                                          of Deposit
	                                         (in thousands)

     3 months or less		                       $19,081
     Over 3 through 6 months		                 15,702
     Over 6 through 12 months		                15,303
     Over 12 months			                         18,777
	         Total		                            	$68,863


Capital Resources

     The Company engages in an ongoing assessment of its capital needs in order to maintain an adequate level of capital to support business growth and ensure depositor protection. The Company's two sources of capital are internally generated funds and the capital markets. Primary reliance is on internally generated capital.
     Stockholders' equity as a percent of assets was 10.18%, 9.12% and 8.97% as of December 31, 1997, 1996 and 1995, respectively. Management's goal is to maintain a 7% equity to asset ratio so that the Company has sufficient capital to take advantage of expansion or capital opportunities that might arise. Average equity to average assets equaled 9.80%, in 1997, 9.19% in 1996 and 8.69% in 1995.
     As a result of the Federal Deposit Insurance Corporation (FDIC) Improvement Act of 1991 (FDICIA), bank regulators have established uniform capitalization standards. The ratios for the Company and its two subsidiary banks as of December 31, 1997 and 1996 place them in the "well capitalized" category at each respective date. Management's goal is to remain "well capitalized".
See Note 13 to the Consolidated Financial Statements.
     FDIC insurance rates vary depending on a bank's capital ratio and regulatory rating. Well-capitalized institutions will be assessed less than those that are adequately capitalized, which in turn lower than the other categories. Both banks are currently assessed at the lowest available FDIC rate. With the merger, the Company acquired $625 million of Oaker deposits which were assessed at a rate of 6.3 cents per $100 of deposits for 1997.
The remaining deposits of both Banks were assessed at a rate of 1.3 cents per $100 of deposits for 1997, The assessment rate for both Banks was $0.00 per $100 of deposits, subject to a $2,000.00 per year minimum in 1996. They were assessed at a rate of $0.23 per $100 of deposits from January, 1993 through May, 1995 at which time the rate was lowered to $0.04 per $100 of deposits through December 1995. No assessment rate changes are anticipated for 1998.

Liquidity And Interest Rate Sensitivity

     Liquidity is the ability of the Company to meet each maturing obligation or customer demand for funds. VFSC's main source of liquidity is dividend's from its bank subsidiaries. As a result, the liquidity of the Company is largely dependent upon the liquidity and profitability of the Company's bank subsidiaries and their ability to pay dividends under applicable laws and regulations.
     The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the asset/liability structure to obtain the maximum yield-cost spread on that structure. The Company relies on its asset/liability structure to control interest rate risk. However, a sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.
     A method used by asset liability management to measure the interest rate risk exposure of the Company is the interest rate sensitivity "GAP" , which is the difference between assets and liabilities subject to rate change over specific time periods. There are limitations to GAP analysis, however, as rates on different assets and liabilities may not move to the same extent in any given time period. Competition may affect the ability of the Company to change rates on a particular deposit or loan product.
     Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuation in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by the Company on an ongoing basis. Ready asset liquidity is provided by cash and due from banks, sales of excess funds, loan repayments and an investment portfolio with short maturities and ready marketability. In addition, the Company has a strong core deposit base which supports a significant portion of its earning assets. Secondary liquidity is provided by the potential sale of loans and other assets, large certificates of deposit, short or long-term debt borrowings, federal funds purchased, repurchase agreements and borrowing from the Federal Reserve Bank. Both subsidiary banks are also members of the Federal Home Loan Bank (FHLB) with combined borrowing capacity of $725 million.
     Effective asset/liability management includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The Company attempts to manage its interest rate sensitivity position through the composition of its loan and investment portfolios and by adjusting the average maturity of and establishing rates on earning assets in line with its expectations for future interest rates. The Company endeavors to maintain a cumulative gap ratio in all periods under one year of approximately one to one.
     The following table displays the estimated distribution of the principal amounts of the Company's interest-earning assets and interest-bearing liabilities maturing or repricing over various time periods. The amounts of assets and liabilities reported in each time period were determined by the contractual terms of the asset or liability adjusted for projected repayments and prepayments of principal, where applicable. The prepayments are estimated based on the Company's experience. The actual maturity or repricing could differ substantially from those estimates if future prepayments differ from the Company's historical experience.
     The following table summarizes the Company's interest rate sensitivity over various periods at December 31, 1997.

                                           Repricing Date
		                     0-30     31-90     91-180    181-356   1-5      Over 5
	                      Days      Days      Days      Days    Years     Years
			                                        (in thousands)
Earning assets:
	Loans (1)		          $368,108	 $89,430	 $110,771	 $189,371	 $386,655	 $153,160
	Investment
  securities (2) (3)		  22,064	  45,591   	63,262	  114,221	  200,564	   66,530
	Other earning assets			 2,514       	0	        0	        0	        0	        0
	   Total		            392,686	 135,021	  174,033	  305,592	  587,219	  219,690
Interest-bearing
 liabilities:
	  MMDA's (4)		        188,989	   8,562	   12,843   	59,714	  165,463	        0
 	 NOW's and
    Super NOW's (4)		    3,387	   6,774	   10,161	   52,675	  121,928	        0
 	 Savings and
    Clubs (4)	          14,650  	36,469   	49,289	   24,900	  160,133	        0
	  Certificates
    of Deposit		        46,561	  86,968  	127,793  	135,819	  137,441	    6,718
	  Borrowed Funds			   129,371	   4,668	      225	   23,666	   10,000	    6,787
	   Total			           382,958	 143,441	  200,311	  296,774	  594,965	   13,505
Net Interest
 Sensitivity Gap			     $9,728 	$(8,420)	$(26,278)  	$8,818  	$(7,746)	$206,185
Cumulative Interest
 Sensitivity Gap			     $9,728  	$1,308	 $(24,970)	$(16,152)	$(23,898)	$182,287

(1)	Does not include non-accrual loans of $17,006 at December 31, 1997.
(2)	Does not include equity securities of $15,417 at December 31, 1997.
(3)	Repricing dates for mortgage-backed securities are based upon estimated actual principal prepayments obtained from third party sources.
    Amounts differ from maturity distribution in Note 2 to the financial statements, which reports the original average life date for mortgage-backed securities.
(4)	Estimated based upon historical experience over the last five years.

Market Risk

     The Company is subject to market risk from derivative and other financial
instruments.   Other than the market risk associated with fluctuations in interest rates, market risk is immaterial. Management attempts to imitate the interest rate risk inherent in its balance sheet by purchasing, originating or selling interest-sensitive assets or liabilities to minimize the impact of changes in interest rates. In order to accomplish this, management attempts to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities near 1:1 at each maturity period .
     The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturities or next repricing date, in the case of variable rate instruments, and the instruments' fair values at December 31, 1997. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

		                                  Expected Maturity Date at December 31, 1997 (1)
						                                                             There-	   Total	       Fair
	                       1998	     1999 	  2000 	  2001	   2002	    after	    Balance	     Value
  	                                             (Dollars in thousands)
Interest-sensitive
 assets:
Loans receivable (net
 of	unearned discount,
	gross of allowance:
	Single-family
  1-4 units			        $  380,767	$ 71,938	$ 45,330	$ 16,488	$16,440 	$214,616	$  745,579	$  754,894
	 Average int rate    			  8.62%	   7.25%	   7.91%  	 7.87%	  7.50%	    8.28%	     8.31%
 	Multi-family and
	  nonresidential  			  170,677	   35,602	  28,625	  12,603	 14,153	   31,989 	  293,649	   294,651
	   Average int rate 			  8.96%	    8.04%	   8.08%	   8.06%	  7.91%	    8.06%	     8.58%
	Consumer and
	    commercial			      159,355	   47,617	  14,857	  27,131	  2,243	   24,070	   275,273	   286,212
	   Average int rate 			  9.78%	   11.10%	  11.23%	  11.82%	  9.76%	    6.91% 	    9.96%
Mortgage-backed
 securities			           69,791	   32,335	  29,742	  19,550	 11,625	   33,539	   196,582	   199,121
	   Average int rate 			  6.74%	    6.74%	   6.74%	   6.74%	  6.74%	    6.71% 	    6.74%
Investment
 securities (2) (3)			  174,932	   48,726	  23,254	  15,398	 18,106	   47,322	   327,738	   328,528
	   Average int rate 			  6.68%	    6.31%	   6.40%	   6.13%	  6.44%	    6.50%	     6.54%
Other earning assets			   2,514	       -	       -	       -	      -	        -	      2,514	     2,514
	   Average int rate 			  5.50%	       -	       -	       -	      -	        -	      5.50%
Total interest-
 sensitive assets			 $  958,036	$236,218	$141,808	 $ 91,170	$62,567	 $351,536	$1,841,335 $1,865,920

Interest-
 sensitive
 liabilities:
Deposits:
	Checking			         $  117,967	$ 72,092	$ 72,092 	$ 72,091 $23,360 	$ 66,259	$  423,861	  $  423,861
  Average int rate 			    0.48%	   0.77%	   0.77%	    0.77%  	0.05%	    0.05% 	    0.54%
	Savings			             133,117	  50,779	  50,779	   50,763	     -	        -	    285,438	     285,438
	 Average int rate     			4.11%   	2.98%	   2.98%	    2.98%	     -	        -	      3.51%
	Money-market			        244,596	  59,890	  59,890	   59,890	 11,307	       -	    435,573	     435,573
	 Average int rate 			    4.40%	   4.18%	   4.18%	    4.18%	  4.47%	       -	      4.32%
	Certificates			        397,141	  76,035	  39,172	    9,161	  9,873	    9,918	   541,300      539,628
	 Average int rate			     5.10%	   5.86%   	6.04%	    5.43%	  5.50%	    6.21%	     5.31%
Borrowings:
	FHLB			                 70,008	   5,000	      -	     5,000	     -	     5,572	    85,580	      85,652
	 Average int rate 			    6.03%	   5.00%	      -	     5.88%	     -	     5.61%	     5.93%
	Other			                87,922	      -	    1,068	       -	      -	       147     89,137 	     89,148
	 Average int rate			     5.17%	      -	    6.96%       	-	      -	    11.05%  	   5.20%
Total interest
 -sensitive
	liabilities		       $1,050,751	$263,796	$223,001	$196,905	$44,540	   $81,896	$1,860,889	  $1,859,300

(1)	For assets and liabilities expected maturities are contractual maturities adjusted for projected repayments and prepayments of principal or next contractual repricing opportunity in the case of variable rate instruments.
The Bank uses certain assumptions to estimate fair values and expected maturities.  The prepayment experience reflected herein is based on the Bank's historical experience.  The actual maturities of these instruments could vary substantially if future prepayments differ from the Bank's historical experience.
(2)	Includes money market overnight investments at amortized cost and fair value of $7,348.
(3)	Includes equity securities at amortized cost and fair values of $15,325 and
$15,417, respectively.



Recent Developments

Merger with Eastern  Bancorp, Inc.

     See Note 2 to the Consolidated Financial Statements for details.
Other

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, on December 31, 1997. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share, and replaces primary earnings per share
(EPS) and fully diluted EPS with basic EPS and diluted EPS, respectively, and required the Company to make a dual presentation of basic EPS and diluted EPS on the face of the income statement. Basic EPS, unlike primary EPS, excludes all dilution while diluted EPS, like fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or results in the issuance of common stock that then shares in the earnings of the Company. The Company has restated EPS for all prior periods presented to comply with the provisions of SFAS No. 128.
    The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing
of Financial Assets and Extinguishment of Liabilities".  This statement has been amended with the issuance of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125". The effect of these statements did not have a material impact on the financial statements of the Company.
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statement is effective for 1998 financial statements.
     The Company will be required to adopt SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in its December 31, 1998 financial statements. SFAS No. 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The Company anticipates providing segment information for its Trust Department and United Bank.
     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" issue is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00.
 The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause systems to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that they have developed systems that address processing transaction in the year 2000. Testing and conversion of systems applications is expected to cost
between $1.5 million and $2.5 million over the next two years.   The Company
expects its year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely or that systems of the Company's borrowing customers will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems or results of operations.
     During 1998, the Company plans a major renovation to its branch operations in Chittenden County, Vermont at a total cost of $2 to $3 million. In addition, the Company plans to purchase a new remittance processing system, upgrade VNB's credit card software and purchase a new system for originating mortgage loans, each costing approximately $0.5 million. No other additions to plant and equipment are expected to exceed $0.5 million. All additions will be funded through the operations of the Company.


Item 8 - Financial Statements and Supplementary Data

Consolidated Balance Sheets

		                                                       December 31,
		                                                     1997 	      1996
                                  	(Dollars in thousands, except share amounts)
Assets
Cash and due from banks			                        $   95,495 	$   61,962
Interest-bearing deposits with other banks			             44	         60
Federal funds sold and securities purchased under
	agreements to resell			                               2,470	      1,775
	   Total cash and cash equivalents			                98,009	     63,797
Securities available for sale
	Mortgage-backed securities			                       199,121	     67,055
	Other securities			                                 328,528	    224,065
	   Total securities available for sale			           527,649	    291,120
Loans			                                           1,314,501	    910,436
	Less:  allowance for loan losses			                 (18,943)	   (13,647)
	   Net loans			                                   1,295,558    	896,789
Premises and equipment, net			                        46,620      23,618
Real estate held for investment			                     1,298       1,360
Other real estate owned (OREO)
	(Net of valuation reserve of $0 at
 December 31, 1997 and $87 at
	December 31, 1996)			                                 2,794         697
Goodwill and other intangibles			                     61,729	      6,327
Other assets			                                       63,795	     29,273
	Total assets			                                  $2,097,452	 $1,312,981

Liabilities and Stockholders' Equity
Deposits:
	Demand			                                        $  228,935 	$  162,887
	Savings, NOW and money market accounts			           915,937	    620,111
	Time deposits			                                    541,300	    300,260
	   Total deposits			                              1,686,172	  1,083,258
Federal funds purchased and securities sold
	under agreements to repurchase			                    87,818     	77,672
Liabilities for borrowed money			                     86,899	     23,169
Other liabilities			                                  22,967	      9,165
	Total liabilities			                              1,883,856	  1,193,264

Commitments and contingencies

Stockholders' Equity:
	Preferred stock - $1 par value;
	   Authorized 5,000,000 shares			                         -	          -
	Common stock - $1 par value;
	   Authorized 20,000,000 shares
	   Issued:  1997 - 13,243,357
             1996 -   9,784,884 			                   13,243	      9,785
	Capital surplus			                                  116,640	     44,697
	Undivided profits			                                 81,562	     71,151
	Unrealized holding gains (losses), net		 	            2,152	     (1,029)
	Treasury stock, at cost - 1997 - 52 shares
                           1996 - 360,042 shares       			(1)	    (4,887)
	   Total stockholders' equity			                    213,596    	119,717
	   Total liabilities and stockholders' equity			 $2,097,452	 $1,312,981

See accompanying notes to consolidated financial statements.


Consolidated Statements of Income

			                                        For the years ended December 31,
		                                              1997	     1996	     1995
		                                            (Dollars in thousands,
		                                            except per share amounts)
Interest Income
Interest and fees on loans			                $100,013	  $81,281	  $83,506
Interest on securities available for sale:
	Taxable interest income			                    26,638	   15,504	   11,480
	Tax exempt interest income			                    456	      478	      443
	Fed Funds sold and securities purchased
  under resale agreements                      			771	      842	    1,028
	Total interest income			                     127,878   	98,105	   96,457
Interest Expense
Interest on deposits:
	Certificates of deposit over $100,000			       2,830	    2,025	    1,766
	Other deposits			                             46,254	   35,032	   35,179
Interest on federal funds purchased,
 borrowed money and securities
	sold under agreements to repurchase			         6,878	    4,294	    5,024
	Total interest expense			                     55,962	   41,351	   41,969
Net interest income			                         71,916	   56,754	   54,488
Provision for loan losses			                    3,250	    3,350	    3,900
Net interest income after
 provision for loan losses			                  68,666	   53,404   	50,588
Other Operating Income
Securities gains, net			                          688	       11	       79
Trust Department income			                      5,761	    4,109	    3,218
Service charges on deposit accounts			         10,220	    6,165	    5,746
Credit card fees			                             3,801	    3,219	    2,794
Mortgage servicing income			                    1,800	    1,698	    1,910
Other service charges, commissions and fees			  6,252	    3,959	    3,802
	Total other operating income			               28,522	   19,161	   17,549
Net interest and other operating income			     97,188	   72,565	   68,137
Other Operating Expense
Salaries and wages			                          25,603	   18,677	   17,503
Pension and other employee benefits			          6,302	    5,288	    4,509
Occupancy of bank premises, net			              5,346	    3,447	    3,337
Furniture and equipment			                      6,285	    3,980	    4,155
Goodwill and other intangible amortization			   2,601	      440	      389
Net OREO and collection expenses and losses			  1,155	    1,780	    2,244
Printing and supplies			                        2,044	    1,157	    1,143
FDIC insurance			                                 331	        4	    1,163
Credit card merchant expense			                 2,506	    2,093	    1,715
Other				                                      17,876	   10,545    	9,841
	Total other operating expense			              70,049   	47,411	   45,999
Income before income taxes			                  27,139	   25,154	   22,138
Applicable income tax expense			               10,013	    8,539	    7,241
Net Income			                                 $17,126	  $16,615  	$14,897

Earnings Per Common Share:
	Basic			                                       $1.52	    $1.79	    $1.60
	Diluted			                                     $1.51	    $1.77	    $1.59

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

	                         For the years ended December 31, 1997, 1996 and 1995
					                                                Unrealized
			                         Common  Capital Undivided Holding	Treasury
                            Stock   Surplus  Profits (Losses) Stock    Total
                             	(Dollars in thousands, except per share amounts)

Balance, December 31, 1994		$ 9,581 $ 43,924	$48,615	$(9,604)	$(2,059)	$ 90,457
Net income			                     -	       -	 14,897      	-	       -	   14,897
Issuance of 10,890 shares
 of common	stock under
 employee stock	purchase plan 	  11	     131	      -	      -	       -      	142
Exercise of options 			         174	     489	      -	      -	     109      	772
Change in unrealized gain/loss
 on securities available for
 sale portfolio, net of tax	      -	       -	      -	  9,613	       -	    9,613
Cash dividends
 declared ($0.43)               	 -	       -	 (4,048)	     -	       -	   (4,048)
Balance, December 31, 1995	 		9,766	  44,544 	59,464	      9	  (1,950)	 111,833
Net income			                     -	       -	 16,615	      -	       -	   16,615
Issuance of 8,702 shares
 of common stock under
 employee stock	purchase
 plan                      			9	         135       -	      -	       -  	    144
Exercise of options			        -	        (144)	     -	      -	     618	      474
Purchase of 198,000 shares
 under 1996 stock
 repurchase plan			           -	           -	      -	      -  	(3,555)	  (3,555)
Issuance of 9,774 shares
 of common stock under
 dividend reinvestment plan		10         	162	      -	      -	       -	      172
Change in unrealized
 gain/loss on securities
	available for sale
 portfolio, net of tax			     -	           -	      -	  (1,038)	     -	   (1,038)
Cash dividends
 declared ($.53)			           -	           -	 (4,928)	      -	      -	   (4,928)
Balance,
 December 31, 1996        9,785	      44,697	 71,151	  (1,029)	(4,887)	 119,717
Net income			                 -	           -	 17,126	       -	      -	   17,126
Issuance of 6,230 shares
 of common stock	under
 employee stock
 purchase plan			             6	         138	      -	       -	      -	      144
Exercise of options			      147	       4,929	      -	       -	  4,886	    9,962
Issuance of 35,629 shares
 of common stock	under
 dividend reinvestment
 plan			                     36	         808	      -	      	-       -	      844
Issuance of 3,497,443
 shares in merger
 transaction (Note 2)     3,497	      68,866	      -	       -	      -	   72,363
Retirement of 228,378
 shares related to
	dissenting WMBS
 shareholder suit			       (228)	     (2,798)	     -	       -	       -	  (3,026)
Change in unrealized
 gain/loss on securities
	available for sale
 portfolio, net of tax			     -	           -	      -	    3,181	      -	   3,181
Cash dividends declared
 ($0.60)			                   -	           -	 (6,715)       	-	      -	  (6,715)
Balance,
 December 31, 1997			   $13,243	    $116,640	$81,562	   $2,152	   $(1) $213,596

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows


		                                             For the years ended December 31,
		                                                     1997	   1996   1995
		                                                   (Dollars in thousands)

OPERATING ACTIVITIES
Net Income		                                       $17,126  	$16,615  	$14,897
Adjustments to reconcile net income
	to net cash provided by operating activities:
	Provision for loan losses		                         3,250	    3,350  	  3,900
	Provision for depreciation		                        4,878  	  3,007  	  3,233
	Net amortization on investment securities		           543  	    682  	    670
	Deferred income taxes		                            (2,192)	     (56)  	   307
	Net gain on sale of loans		                        (1,114)  	(1,008)  	  (637)
	Security gains, net		                                (688)	     (11)  	   (79)
	Proceeds from sales of loans		                     135,815   57,098  	 36,910
	Loans originated for sale		                       (122,010) (58,860)	 (37,192)
	Net loss on sale of OREO		                             240	     578	      798
	Changes in assets and liabilities,
 net of effect from the purchase
 of Eastern (Increase) decrease
 in other assets		                                  (14,024)	 (4,236)	      24
	(Decrease) increase in other liabilities			         (1,070)	    (49)	   1,007
	NET CASH PROVIDED BY OPERATING ACTIVITIES		         20,754	  18,118	   24,475
INVESTING ACTIVITIES
	Proceeds from sales of securities		                 95,397	  19,488	   18,598
	Proceeds from maturities of securities		           111,782	  62,726	   21,694
	Purchase of securities		                          (164,600)(125,915) (102,135)
	Proceeds from sale of OREO		                         5,942	   4,672	    4,469
	Purchase of mortgage loans		                             -	  (2,555)	       -
	Net cash or cash equivalents from Eastern Bancorp.		13,819	       -	        -
	Net decrease (increase) in loans		                  30,390	 (20,083)	   9,183
	Purchase of premises and equipment			              (10,939)	 (6,259)	  (2,301)
	NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES		  81,791	 (67,926)	 (50,492)
FINANCING ACTIVITIES
	Net (decrease) increase in deposits		              (39,619)	 49,301	   21,088
	Net (decrease) increase in other borrowings		      (29,923)	  9,176	   (2,223)
	Issuance of common stock		                          10,950	     790	      914
	Purchase of treasury stock and retirement
  of shares		                                        (3,026)	 (3,555)	       -
	Cash dividends			                                   (6,715)	 (4,928)	  (4,048)
	NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES			(68,333)	 50,784	   15,731
	INCREASE (DECREASE) IN CASH AND CASH
	EQUIVALENTS		                                       34,212	     976	  (10,286)
Cash and Cash equivalents at beginning of year			    63,797	  62,821	   73,107
CASH AND CASH EQUIVALENTS AT END OF YEAR			         $98,009	 $63,797	  $62,821

Non-monetary Transactions:

     Transfer of loans to OREO for the years ended December 31, 1997, 1996 and 1995 totaled $2,903, $2,970 and $3,757, respectively.
     On June 27, 1997, the Company purchased all of the stock of Eastern Bancorp., Inc. for approximately $99.5 million. Cash of $26,913 was paid and 3,497,443 shares of common stock with a value of $72,363 were issued in conjunction with the merger.


	See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies
     The Company, organized in April 1982, became a registered bank holding company, acquired controlling interest in Vermont National Bank ("VNB") on
March 1, 1983, upon exchange of all of the outstanding shares of common stock of VNB for shares of the Company. In 1990 the Company changed its State of incorporation from Vermont to Delaware. On June 14, 1994, a merger with West Mass Bankshares ("WMBS") was effected as a pooling of interest with WMBS' sole banking subsidiary, United Savings Bank ("USB"), becoming wholly owned by VFSC. Subsequent to the merger USB changed its name to United Bank ("UB"). On June 27, 1997, the Company acquired Eastern Bancorp, Inc. (Eastern) and its subsidiary Vermont Federal Bank, FSB (VFB). This acquisition was accounted for under the purchase method of accounting. On September 22,1997 VFB was merged into VNB. All intercompany transactions have been eliminated in the consolidated financial statements.
     The accounting and reporting policies of Vermont Financial Services Corp. and its subsidiaries (the "Company" or "VFSC") are in conformity with generally accepted accounting principles and general practices within the banking industry. The following is a description of the more significant policies.
     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned and the valuation of loans held for sale.
     Cash equivalents include amounts due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under agreements to resell with original maturities of three months or less. The Company is required to comply with various laws and regulations of the FRB which require that the Company maintain certain amounts of cash on deposit and is restricted from investing those amounts.
     Securities are classified in one of three categories, held to maturity, trading or available for sale. Debt securities for which the Company has the ability and intent to hold to maturity are classified as held to maturity and are stated at amortized cost. Securities bought in anticipation of short-term market movements, if any, are classified as trading securities and are carried at market value with unrealized gains or losses reflected in the statement of income. Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available for sale and are carried at market value with unrealized gains or losses reported as a separate component of stockholders' equity, net of income taxes.
     Premiums and discounts on debt securities are amortized into interest income over the term of the securities in a manner that approximates the interest method. Realized gains and losses on sales of securities are computed using the specific identification method. Any security with a decline in market value which is considered other than temporary is written down to its market value through a charge to income.
     Loans are carried at the principal amounts outstanding reduced by charge-offs and net deferred loan fees. Loan origination and commitment fees, net of direct loan originations costs, are amortized as an adjustment of the related loan's yield over the contractual life of the related loans by the level yield method.
     When loans are moved to nonaccrual status, previously accrued interest is reversed by charging interest income of the current period. Payments received on nonaccrual loans are generally applied to reduce principal. Nonaccrual loans are not generally returned to accrual status until all principal and interest payments are current and the customer had demonstrated the ability to keep the loan current.
     A loan is considered impaired when it is probable that the Company will be unable to collect all principal and interest due on a loan in accordance with the loan's original contractual terms or will collect them in a time frame which reduces the present value of the expected cash flows from the repayment of the loan. Impaired loans have been defined as all nonaccrual loans and commercial classified assets in excess of $250,000.
     Impaired loans are valued based on the fair value of the related collateral in the case of a collateral-dependent loan and, for all other impaired loans, based on the present value of expected future cash flows, using the interest rate in effect at the time the loan became impaired. Impairment exists when the recorded investment in a loan exceeds the value of the loan measured using the above-mentioned techniques. Such impairment is recognized as a valuation reserve, which is included as a part of the Company's overall allowance for loan losses.
     Loan losses on impaired loans are charged against the allowance for loan and lease losses when management determines the ultimate collectibility of principal and interest has changed from doubtful to unlikely. The Company recognizes interest income on impaired loans consistent with its nonaccrual policy.
     For all commercial loans and residential mortgage loans, the accrual of interest is discontinued once loans become 90 days delinquent or earlier if management determines that the collection of principal may be in doubt. Loans may be left in accrual status if they are adequately collateralized or are expected to result in collection within the next 60 days. Commercial loans 180 days or more past due must be recommended for charge-off unless management determines the collateral is sufficient. For consumer loans no specific period of delinquency triggers nonaccrual status. Unsecured installment loans 90 days or more past due and collateralized installment loans 180 days or more past due are generally recommended for charge-off. Credit card loans are generally charged off after 180 days without payment.
     The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb probable loan losses through charges to operating expenses. Principal factors considered by management include the historical loan loss experience, the value and adequacy of collateral, the level of nonperforming (nonaccrual) loans, the growth and composition of the loan portfolio and examination of individual loans by senior management. The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off, and reduced by charge-offs on loans. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. Primary considerations in this evaluation are prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management's estimation of future potential losses. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
     Loans held for sale in the secondary market are carried at the lower of aggregate cost or market value. Management estimates the market value of the held for sale portfolio based on outstanding investor commitments or market indices for comparable loans. Net unrealized losses, if any, are recognized in the statement of income with a corresponding increase to a valuation allowance.
     OREO and foreclosed assets are carried at the lower of cost or fair value less the estimated cost to sell the property. Fair value is determined using appraisals, selling prices for similar assets and discounted cash flows using rates commensurate with the risk involved. Costs of holding OREO and foreclosed assets, net of rental income, are charged to income in the period incurred.
     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of the related assets. Leasehold improvements are amortized over the lease periods or the useful life of the improvement, whichever is shorter. When assets are sold or retired, the related cost and accumulated depreciation and amortization are removed from the respective accounts and any gain or loss is credited or charged to income.
     Long-lived assets, including long-lived assets to be disposed of, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is charged to income in the period in which the asset is deemed to be impaired.
     Gains and losses on sales of loans are recognized at the time of the sale. In connection with the sale of loans, the Company recognizes as a separate asset the value of the right to service mortgage loans which have been sold with servicing retained. The total cost of the loans sold is allocated to the mortgage servicing rights and the loans based on their relative fair values. Mortgage servicing rights are recorded for both purchased mortgage servicing rights (PMSRs) and for originated mortgage servicing rights (OMSRs) for loans originated after December 31, 1995. These mortgage servicing rights are amortized over the period of estimated net servicing income and are evaluated
for impairment based on their fair values.   Amortization is recorded as a
charge against mortgage servicing fee income. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loan are adjusted periodically to reflect current circumstances.
     Goodwill and other intangibles are amortized over their estimated lives by the straight-line method. As part of its ongoing review, management evaluates the Company's intangible assets, assesses whether events and changes in circumstances have occurred that may indicate the carrying value is not recoverable.
     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for
the year in which the differences are expected to reverse.   The effect on
deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     Securities and other property held by the Trust Department in a fiduciary or agency capacity are not included in the accompanying balance sheet, since such items are not assets of the Company. Trust Department income is recorded on the cash basis which is not materially different from income that would be reported on the accrual basis.
     On October 14, 1997 the Company paid a two-for-one stock split which was effected as a stock dividend. All per share amounts have been retroactively restated for the effects of this stock split including cash dividends.
     Dollars in the following footnotes are in thousands except for per share amounts.

Note 2. Acquisitions

     On June 27, 1997, the Company acquired Eastern Bancorp, Inc. (Eastern)
and its subsidiary Vermont Federal Bank, FSB (VFB), based in Burlington, Vermont which had approximately $800 million of assets. VFB operated 15 branches in Vermont and 10 branches in New Hampshire through First Savings of New Hampshire, an operating division of VFB. The acquisition was accounted for as a purchase and accordingly, the results of Eastern from June 27, 1997 are included in the consolidated financial statements of the Company. VFB was merged into VNB on September 22, 1997.
     In connection with the merger with Eastern, the Company issued 3,497,443 shares of its common stock and paid $26.9 million in cash for all of the outstanding shares of Eastern's common stock. Under the terms of the merger agreement, each outstanding share of Eastern's common stock was converted
into .6455 shares of VFSC common stock.   The excess of the purchase price over
the fair value of the net identifiable assets acquired of approximately $58.1 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.
     Presented below is certain proforma information as if Eastern had been acquired on January 1, 1996. These results combine the historical results of Eastern into the Company's consolidated statements of income, and while adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place at that time.

                                      		Pro forma
	                                Years Ended December 31,
		                                     (Unaudited)
	                                   1997		      1996
Interest income		                $158,310	   $159,783
Net interest income	 	             86,913	     86,513
Net income		                       14,432	     19,853
Diluted earnings per share		        $1.27      	$1.54

     In September 1996, the Company acquired the trust department of Green Mountain Bank for $4.5 million in cash. Goodwill of $4.0 million was recorded in connection with this transaction and is being amortized over 15 years on a straight-line basis.

Note 3. Securities

     The amortized cost, estimated market value and contractual maturity of securities available for sale are shown in the following tables. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     			                                             December 31,
		                                             1997			            1996
	                                         Fair	    Amortized	 Fair	   Amortized
		                                        Value	    Cost 	    Value	   Cost
Classification and Maturity:
U. S. Treasury Securities:
Within 1 year			                         $  6,595 	$  6,556 	$  5,023	$  5,008
1-5 years				                              27,784	   27,629	   25,302	  25,304
	Total			                                  34,379	   34,185	   30,325	  30,312
Obligations of Other
 U. S. Government Agencies:
Within 1 year		                             3,491	    3,500	        -	       -
1-5 years			                              127,453	  127,272	  104,540	 104,979
5-10 years			                             130,452	  130,213	   59,862	  60,919
	Total			                                 261,396   260,985	  164,402	 165,898
Obligations of States and
 Political Subdivisions:
Within 1 year		                             1,381	    1,377	    1,005	     997
1-5 years			                                8,606	    8,518	    7,128	   7,103
5-10 years			                                   -	        -	    2,425	   2,452
	Total			                                   9,987	    9,895	   10,558	  10,552
Corporate Securities:
Within 1 year			                                -	        -	      500	     500

Mortgage-backed Securities with current
	estimated average life:
Within 1 year		                            13,309	   13,344	    2,594	   2,588
1-5 years			                              155,751	  153,787	   59,689	  59,782
5-10 years		                               30,062	   29,451	    3,402	   3,437
Over 10 years			                                -	        -	    1,370	   1,403
	Total			                                 199,122	  196,582	   67,055	  67,210
Marketable Equity Securities			            15,417	   15,325	    8,937	   8,883
Money Market Overnight Investments:
Within 1 year			                            7,348	    7,348	    9,343	   9,343
	Total Securities			                     $527,649	 $524,320	 $291,120	$292,698

     Mortgage-backed securities are shown at their estimated final maturity but are expected to have shorter average lives due to principal prepayments. The expected maturities will differ from contractual maturities because borrowers have the ability to call or prepay obligations with or without call or prepayment penalties.

		                                            December 31,
		                                      1997	                1996
	                                Gross      	Gross	    Gross	     Gross
	                             Unrealized	Unrealized	Unrealized	Unrealized
 		                              Gains	      Losses	    Gains	    Losses
 Classification:
U.S. Treasury Securities		       $  269     	$ 75      	$194     	$  181
Obligations of Other U.S.
 Government Agencies		            1,113    	  702     	  277    	  1,773
Obligations of States
 and Political Subdivisions   	     	95	        3	        61    	     55
Corporate Securities		                -	        -	         -	          -
Mortgage-backed Securities	 	     2,672	      132	       260	        415
Marketable Equity Securities			      92	        -	        61	          7
	Total			                        $4,241	     $912	      $853	     $2,431

      Proceeds from sales of securities available for sale during 1997, 1996 and 1995 were $95,397, $19,488 and $18,598, respectively.
     	Gross gains of $2,203, $11 and $124 were realized on those sales in 1997, 1996 and 1995, respectively. Gross losses of $1,515, $0 and $45 were realized in the respective periods.
      Securities with a book value of $259,931 as of December 31, 1997 and $98,172 as of December 31, 1996 were pledged to qualify for fiduciary powers, to collateralize deposits of public bodies, for borrowed money and for other purposes as required or permitted by law.
      Securities that are callable or have callable features had fair values of $257,603 and $160,673 at December 31, 1997 and December 31, 1996,
respectively.

Note 4. Loans

	 Loans classified by type are summarized as follows:

                                                   December 31,
		                                               1997	       1996
Commercial		                                $  166,418 	  $181,372
Real Estate:
	Residential		                                 765,634	    429,657
	Commercial		                                  234,394	    177,339
	Construction			                                38,695		    25,205
   Total Real Estate		                       1,038,723     632,201
Consumer			                                    109,360		    96,863
   Total loans, net of unearned income			   $1,314,501		  $910,436

     The Company grants loans to customers primarily in northern New England. Although the Company has a diversified portfolio, the ability of the Company's debtors to honor their contracts is substantially impacted by the general economic conditions of the region.
     At December 31, 1997 the amount of loans outstanding to directors, executive officers, principal holders of equity securities or to any of their associates totaled $6,362. The following table summarizes the related party loan activity:

			                                 1997			 1996
Balance at beginning of year		    $6,683 	$7,447
Additions		                        3,290	  1,409
Repayments		                      (3,611)	(2,173)
Balance at end of year		          $6,362	 $6,683

    Mortgage Banking Activities - During 1997 the Company originated $135,186 of mortgage loans for sale in the secondary market and sold $117,733. As of December 31, 1997, $33,218 of mortgage loans were held for sale, included in other assets, and were carried at the aggregate of the lesser of the loan balance or market value. All loans are sold without recourse, except or certain technical underwriting exceptions and $1,527 in loans sold by UB to the Federal Home Loan Mortgage Corporation under a recourse agreement. None have been presented for recourse. At December 31, 1997 and 1996 the Company's serviced mortgage portfolio for others totaled $1,056,555 and $412,259, respectively. Loan servicing income was $1,800, $1,698 and $1,910 for 1997, 1996 and 1995, respectively. The Company acquired $4,229 in purchased mortgage servicing rights (PMSRs) with the acquisition of Eastern. The table below summarizes mortgage servicing right activity for the last two years:

		                                  1997	  1996
Balance at beginning of year		    $2,734	$2,713
Additions		                        5,259	   495
Amortization			                     (891)	 (474)
Balance at end of year			         $7,102	$2,734

     The MSRs were carried at the lower of their cost or fair values. The fair value of MSRs is measured by discounting the net cash flows of future mortgage servicing. The associated cash flows were discounted using current rates for similar investments and expected prepayment speeds are considered based on current market data. The Company stratifies MSRs according to type of product, rate and date sold. Impairment of MSRs of $47 and $11 was recorded in 1997 and 1996, respectively.

     The following table represents activity in the valuation allowance during the respective years:
		                                      1997	1996
Balance at beginning of year		         $  11	$  -
Additions		                               47	  11
Repayments			                              -	   -
Balance at end of year			                $58	 $11

Note 5.  Allowance for Loan and OREO Losses

Transactions in the allowance
 for loan losses are summarized as follows:		 1997	   1996	   1995
Balance,  January 1		                       $13,647	$14,761	$16,236
Provision for Loan Losses		                   3,250	  3,350	  3,900
Loans Charged Off		                          (6,705)	(6,033)	(6,613)
Recoveries of Loans Previously Charged Off			 1,263	  1,569	  1,238
Addition of Eastern's Allowance			            7,488	      -	      -
Balance,  December 31			                    $18,943	$13,647	$14,761

Transactions in the OREO valuation
 reserve are summarized as follows:		       1997 	  1996    1995
Balance, January 1		                       $  87  	$  47	   $ 710
Provisions for OREO losses		                  23	    249	     503
OREO Charged Off 			                        (110)  	(209)	 (1,166)
Balance, December 31,			                   $   -  	$  87	   $  47

       Proceeds from sales of OREO were $5,942 in 1997, $4,672 in 1996 and $4,469 in 1995. Loans granted in connection with these sales were $354, $873 and $1,468, respectively. It is the Company's policy that no loan exceed 90% of the sale price and no unguaranteed commercial, commercial real estate or condominium loan exceed 80% of the sale price.


Note 6. Premises and Equipment

Premises and equipment, stated at cost,
 consist of the following:                       December 31,
		1997	1996
                    Land				                   $  4,206	$ 2,504
                    Premises			                  33,959	 22,222
                    Equipment		  	               43,386	 18,188
                    Leasehold Improvements			     5,338	  1,833
	                      Total			                  86,889	 44,747
                    Accumulated Depreciation
                         and Amortization			    (40,269)(21,129)
                    Premises and Equipment,
                         Net			                 $46,620	$23,618

Note 7. Deposits

     Time certificates of deposit outstanding in denominations of $100 or more aggregated to $68,863 and $38,833 at December 31, 1997 and 1996, respectively. Total interest on these deposits amounted to $2,830, $2,025 and $1,766 for the years ended December 31, 1997, 1996 and 1995, respectively.
     The Company paid $48,642, $37,083 and $36,934 in interest on deposits during 1997, 1996 and 1995, respectively.

Note 8. Other Borrowings

     The following table shows the distribution of the Company's borrowings and the weighted average interest rate thereon at the end of each of the last three years. The table also shows the maximum amount of borrowings and the average amount of borrowings as well as weighted average interest rates for the last three years. Federal funds purchased and securities and loans sold under agreements to repurchase generally mature within 30 days from the transaction date.
     At December 31, 1997 the Company owned $13,137 of stock in the Federal Home Loan Bank ("FHLB") which provided borrowing capacity up to $725 million from the FHLB at maturities, rates and terms determined by the FHLB.

	                                               December 31,
		                                    1997	          1996	       1995
Federal funds purchased		          $ 16,000	     $       0    $    450
Securities and loans sold under
 agreements to repurchase			         71,818	        77,672	     79,323
FHLB and other borrowings			         86,899	        23,169	     11,892
	Total			                          $174,717	      $100,841	   $ 91,665
Average amount outstanding
 during the year		                 $134,109	      $ 88,133	   $ 95,034
Maximum amount outstanding
 at any month end		                $198,959	      $106,793 	  $112,370
Weighted average interest
 rate at year end			                  5.38%	         4.81%	      4.85%
Weighted average interest
 rate during the year			              5.12%	         4.86%	      5.21%

Long-term borrowings from
 the FHLB (included in the above):	               December 31,
		                                             1997	       1996	        1995
Maturing March 2, 1998 5.57%	                $ 4,000	    $     _ 	    $     -
Maturing July 15, 1998 @ 6.03%		              10,000	     10,000	      10,000
Maturing October 27, 1998 @ 4.99%		            4,500	          -	           -
Maturing December 10, 1998 @ 5.64%		           5,000	          -	           -
Maturing December 11, 1998 @ 5.77%		           1,000	          -	           -
Maturing December 14, 1998 @ 5.79%		           3,000	          -	           -
Maturing February 2, 1999 @ 5.50%		            5,000	          -	           -
Maturing February 2, 2001 @ 5.88%		            5,000 	         - 	          -
Maturing August 6, 2007 @ 6.42%		                393		         -            -
Maturing September 21, 2007 @ 6.53%		             35	          -	           -
Maturing April 19, 2011 @ 3.50%		              1,745	          -	           -
Maturing August 1, 2011 @ 5.00%		                560	        560	         560
Maturing April 2, 2013 @ 5.50%		                 586	        586	         586
Maturing October 29, 2013 @ 5.50%		               32	         32	          32
Maturing May 1, 2014 @ 6.29%		                   206	          -	           -
Maturing May 6, 2014 @ 7.61%		                   523	        539	         553
Maturing October 20, 2014 @ 8.24%		              593	          -            _
Maturing August 19, 2016 @ 5.50%		               288	        296	           -
Maturing January 30, 2017 @ 7.27%			             608		         -		          -
     Total			                                $43,069		   $12,013		    $11,731

     The repurchase agreements represent amounts due to customers in connection with overnight sweep accounts. They represent a purchase, by customers, of a fractional portion of the Bank's interest in certain purchased securities and are an obligation of the Bank to repurchase that portion of the securities based on terms in a Master Purchase Agreement between the bank and the customer.
     U.S. Treasury and agency securities pledged to secure repurchase agreements totaled $71,818 at December 31, 1997. The securities are under the Bank's control.

Note 9. Fair Market Value of Financial Instruments

     Cash and Cash Equivalents - Cash and cash equivalents had a carrying value of $98,009 and $63,797 at December 31, 1997 and 1996, respectively. Due to their short term and very liquid nature the carrying value is considered to also represent the fair market value of those balances.
     Securities - Securities are classified as available for sale and are carried at fair market value based on quoted market prices or dealer quotes. Securities available for sale had a total fair market value of $527,649 and $291,120 at December 31, 1997 and 1996, respectively.
     Loans - At December 31, 1997 and 1996 total loans, net of allowance for loan losses, had a carrying value of $1,295,558 and $896,789, respectively.
The fair value of these loans were $1,316,814 and $908,688, respectively. For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
     Deposits - At December 31, 1997 and 1996 total deposits had carrying values of $1,686,172 and $1,083,258 and fair values of $1,684,500 and $1,084,304, respectively. The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.
The fair value of fixed maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.
     Other Borrowings - Total other borrowings had carrying values of $174,717
and $100,841 at December 31, 1997 and 1996, respectively.   The fair value of
these borrowings were $174,800 and $100,828, respectively.
     Off-Balance Sheet Financial Instruments - The Company's off-balance sheet exposure is primarily in the form of commitments to extend credit and standby letters of credit. The carrying amount of these arrangements represents accruals or deferred income (fees) arising from those unrecognized financial instruments. Such amounts are minimal and approximate fair value.

10. Impaired Loans

     The following table details the Company's impaired loans as of the periods indicated:

		                                                                December 31,
		                                                               1997    1996
Commercial (measured using discounted cash flows)		            $ 4,600 $20,900
Commercial (measured using collateral values)			                   900	    300
Real Estate - Commercial (measured using discounted cash flows)		4,100 	     -
Real Estate - Commercial (measured using collateral values)			  14,400	  1,500
Real Estate - Residential (measured using collateral values)			  7,200	  5,600
Real Estate - Residential (measured using discounted cash flows)	1,700	      -
Consumer (measured using collateral values)			                     400	      -
Total impaired loans			                                        $33,300	$28,300

Impaired loans with a specific valuation reserve			             $6,600	  1,600
Valuation reserve for impaired loans			                          2,400	    300
Impaired loans without a specific valuation reserve			          26,700	 26,700
Average impaired loans			                                       31,300	 30,200
Income accrued on impaired loans			                              1,700	  2,100


Note 11. Commitments and Contingencies and Financial Instruments with Off-Balance Sheet Risk

     Leases- The following is a schedule by years of future minimum rental payments required under operating leases for premises and data processing equipment that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997. Certain operating leases contain various options to renew.

	               Year Ending		                         December 31:
	                 1998		                                  $2,020
 	                1999		                                   1,892
	                 2000		                                   1,501
	                 2001		                                     874
	                 2002		                                     554
	               Later Years			                             2,973
	               Total Minimum Payments Required			        $9,814

     Operating expenses include approximately $1,086, $872 and $943 in 1997, 1996 and 1995, respectively, for rentals of premises and equipment used for banking purposes.
     Derivative Financial Instruments - Transactions involving derivative financial instruments except those described below during the fiscal years 1997, 1996 and 1995 were immaterial.
     Financial Instruments With Off-Balance Sheet Risk - The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
     The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1997 and 1996 were as follows:

                                                 1997	          1996
	                    Home equity lines       	$145,126  	     $52,081
	                    Credit card lines		        98,629	        92,336
	                    Commercial real estate   		16,760        	16,270
	                    Other unused commitments 	135,457	       112,106

     The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.
     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary.
     As of December 31, 1997, the Company had outstanding commitments for the following: financial standby letters of credit - $25,794, performance standby letters of credit - $4,305 and commercial and similar letters of credit - $8,896.
     Non-Interest Bearing Deposits and Cash - The Company is required by the Federal Reserve Bank to maintain a portion of deposits as a cash reserve. The Company must maintain cash balances on hand or at the Federal Reserve Bank equal to its reserve requirement. At December 31, 1997 the Company's reserve requirement of $27,077 was met with cash on hand and deposits at the Federal Reserve Bank.
     Other - The Company is also involved in litigation arising in the normal course of business. The Company does not anticipate that any of these matters will result in the payment by the Company of damages, that in the aggregate, would be material in relation to the consolidated results of operations or financial position of the Company.

Note 12. Income Taxes

     The provisions for income tax expense (benefit) included in the statements of income are as follows:

 		                            Year Ended December 31,
		                            1997	     1996	     1995
Currently Payable:
	Federal			                 $11,564	   $7,439	   $5,992
	State			                       641	      636	      665
Deferred:
	Federal			                  (2,195)	     421	      569
	State			                         3	       43	       15
	Total			                   $10,013	   $8,539	   $7,241

The Company made income tax payments of $7,965, $7,390 and $6,425 during 1997, 1996 and 1995, respectively.

The components of the net deferred tax asset as of December 31 are as follows:
		                                                  1997	  1996
Deferred tax assets:
    Pension			                                    $1,070	$  729
 	  Deferred compensation and fees			              2,292	 1,853
 	  Allowance for loan losses			                   6,906	 4,649
 	  Unrealized loss on securities, net			              -	   549
	   Intangibles			                                   560	     -
	   Other			                                       1,330	   283
Total gross deferred tax assets			                12,158	 8,063
Deferred tax liabilities:
	   Accretion			                                     127	    94
	   Unearned income		                               	323	   419
	   Depreciation			                                1,793	 1,216
	   Unrealized gain on securities, net			          1,177      -
	   Intangibles			                                     -	   413
	   Deferred loan fees			                            691	     -
Total gross deferred tax liabilities			            4,111	 2,142
Deferred tax asset, net			                        $8,047	$5,921

     No valuation allowance is required as there is sufficient taxable income in the carry back period and through future operating results to be able to fully realize the deferred tax asset.

     The provision for income taxes is less than the amount computed by applying the applicable federal income tax rate to income before taxes. The reasons therefore are as follows:

	                                       1997	          1996	         1995
		                                           % of		         % of		         % of
                                           Pre Tax        Pre Tax        Pre Tax
                                    Amount  Income  Amount Income  Amount Income
Federal Statutory Rate		            $ 9,499 	35.0% 	$8,804 	35.0% 	$7,748 	35.0%
Decreases in Taxes Resulting From:
	Tax exempt interest	                 	(709)	(2.6)	   (786)	(3.1)	   (841)	(3.8)
	State taxes, net of federal benefit		  419	  1.5	     443	  1.8	     444	  2.0
	Goodwill		                             875	  3.2	       -	    -	       -	    -
	Other, net			                          (71)	(0.2)	     78	  0.3	    (110)	(0.5)
Total				                           $10,013	 36.9%	 $8,539	 34.0%  $7,241	 32.7%


Note 13. Employee Benefit Plans

     The Company's two subsidiaries each have separate defined benefit pension plans.
     VNB has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's final compensation. VNB's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting.
     UB has a non-contributory defined benefit plan providing pension benefits through membership in the Savings Banks Employees Retirement Association ("SBERA") covering substantially all of its employees meeting certain requirements as to age and length of service. The plan provides a monthly benefit upon retirement based on compensation during the highest paid consecutive three years of employment during the last ten years of credited service. It is UB's policy to fund annually an amount equal to the lesser of the actuarially determined normal cost or the amount allowed by the Internal Revenue Code Section 412 Full Funding Limitations. All plan assets are part of a single pooled fund made up of all participated SBERA members which are managed by the SBERA Trustees.
     The following table sets forth the plans' combined funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1997 and 1996:

	                                                      Year Ended December 31,
		                                                       1997 	        1996
Actuarial present value of benefit obligations:
	Accumulated benefit obligation, including vested
	   benefits of $14,664 and $12,174 for 1997 and
	   1996, respectively			                             $(15,149)	    $(12,326)

Projected benefit obligation ("PBO") for
 service rendered to date			                          $(20,521) 	   $(17,183)
Plan assets at fair value, comprised of
 guaranteed insurance contacts, mutual,
 real estate and money market funds
	and listed stocks and bonds 			                        20,616	       17,665
PBO less than  plan assets			                               95	          482
Unrecognized net (gain) loss from past
 experience different from that assumed and
 effects of changes in assumptions			                   (2,003)	      (1,485)
Unrecognized prior service cost			                         320	          (48)
Unrecognized net asset at period end being
 recognized over 18.64 years 	                          		(782)        	(901)
Accrued pension cost		                                	$(2,370)     	$(1,952)


		                                                     1997	    1996	    1995
Net pension cost included the following components:
	Service cost - benefits earned during the period			 $   894	 $   870	 $   652
 	Interest cost on PBO			                              1,348	   1,270	   1,141
	Actual return on plan assets			                      (3,301)	 (2,127)	 (2,974)
	Amortization of net transition asset			                (119)	   (119)	   (119)
	Net amortization and deferral of gains			             1,824	     802	   1,864
	Net pension cost			                                 $   646	  $  696 	$   564


Significant assumptions used in actuarial computations were:
			                                                1997	              1996
	Discount rate		                              7.00% - 7.75%     	7.50% - 7.75%
	Rate of increase in compensation levels		    5.00% - 6.00%	     5.00% - 6.00%
	Long-term rate of return on assets		         8.00% - 8.50%	     8.00% - 8.50%

     The Company also has a Profit-Sharing Plan covering substantially all employees. A portion of the annual contribution by the Company is at the discretion of the Board of Directors. The discretionary contribution was approximately $ 750 for 1997 and 1996 and $500 for 1995. The Plan included a 50% Company match of employee contributions to a 401k portion of the Plan for 1997 and 1996 and a 25% match for 1995. This Plan feature was added in 1993 and the associated expense was $410 for 1997, $340 for 1996 and $140 for 1995.
     The Company also has an Employee Stock Purchase Plan covering substantially all employees. The Plan allows the purchase of common stock at a ten percent discount from the then current fair market value, without payment of any brokerage commission or service charge.
     The Company sponsors defined benefit postretirement medical and life insurance plans that cover all of its full time employees and participating retirees. Eligible employees who retire and who have attained age 65 with at least 10 years of service may elect coverage. Spouses of eligible retirees are required to contribute 100% of the cost of any medical coverage they elect. A closed group of certain retirees and their spouses who elected to retire under a special incentive program receive additional medical benefits. The plans are not funded.
      The following table sets forth the plan's accumulated postretirement benefit obligation reconciled with the amount shown in the Company's financial statements:

		                                                     1997	    1996
 Accumulated postretirement benefit obligation:
	          Retired employees			                       $ 310	   $ 255
	          Active employees			                          304	     168
	          Total			                                   $ 614	   $ 423
 Plan assets at fair value			                         $   -   	$   -

		                                                     1997	     1996
Unfunded accumulated benefit obligation
 in excess of plan assets			                          $(614)   	$(423)
Unrecognized net loss			                                157	       68
Unrecognized transition obligation			                   171	      182
Accrued postretirement medical and life benefit cost 	$(286)   	$(173)


Net periodic postretirement benefit cost included
 the following components:
      Service cost - benefits attributed to service
       during the period			                           $  14	    $  12
      Interest cost			                                   35	       32
      Recognition of transition obligation			            11	       11
      Unrecognized loss			                               12	        3
      Net periodic postretirement cost			             $  72	    $  58


      For measurement purposes, 7.75% and 8.00% annual rates of increase in the per capita net employer share of covered health care benefits were assumed for 1997 and 1996, respectively. The rate was assumed to remain at that level thereafter, but the impact of medical inflation eventually diminishes because of the $10 per capita lifetime limit on medical benefits and the likelihood that most current retirees and all future retirees will reach that cap. The medical trend rate assumption, therefore, merely affects the timing of the distribution of the $10 in benefits to each participant, and so has a relatively small effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point for all future years would increase the accumulated postretirement benefit obligation at December 31, 1997, as well as the total of the service cost and interest cost components of net periodic postretirement cost for 1997 by less than 2%. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.00% in 1997 and 7.75% in 1996. As the plan is unfunded, no assumption was needed as to the long term rate of return on assets.


Note 14. Stockholders' Equity

     The Company adopted SFAS No. 128 Earnings per Share, on December 31, 1997. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share, and replaces primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. The Company has restated earnings per share for all prior periods presented to comply with the provisions of SFAS No. 128.
     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the years ended December 31, 1997, 1996 and 1995:

			                                                 Average Shares	Per-Share
		                                        Income			   Outstanding			 Amount
		                           (in thousands, except share and per share amounts)
			                                                      1997
Basic EPS:
	Income Available to common stockholders		$17,126	    11,257,292	    $1.52
Effect of Dilutive Securities:
	Stock options		                                -	       107,628	    (0.01)
Diluted EPS:
	Income available to common stockholders		$17,126	    11,364,920	    $1.51

                                                         1996
Basic EPS:
	Income Available to common stockholders		$16,615	     9,284,890	    $1.79
Effect of Dilutive Securities:
	Stock options		                                -	        79,711	    (0.02)
Diluted EPS:
	Income available to common stockholders		$16,615	     9,364,601	    $1.77

                                                         1995
Basic EPS:
	Income Available to common stockholders		$14,897	     9,295,341	    $1.60
Effect of Dilutive Securities:
	Stock options		                                -	        59,431	    (0.01)
Diluted EPS:
	Income available to common stockholders		$14,897	     9,354,772	    $1.59

     The per share amounts of cash dividends paid on an equivalent share basis were $.60 for 1997, $0.53 for 1996 and $0.43 for 1995. At December 31, 1997,
the Banks had available $4,156 for payment of dividends to the Company, under regulatory guidelines.
     At December 31, 1997, there were 112,527 and 115,475 shares of common stock reserved for issuance pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and pursuant to the Company's Employee Stock Purchase Plan, respectively.
     Option Agreements - On April 20, 1987, stockholders approved a non-qualified stock option plan for 210,000 shares of the Company's common stock and on April 17, 1990 stockholders approved a non-qualified stock option plan for 160,000 shares of the Company's common stock. On October 13, 1993 options to purchase 72,000 and 24,000 shares, respectively, were granted under these plans at an exercise price of $9.50 per share and are exercisable for a five year period; 76,000 have been exercised to date. On August 31, 1994 stockholders approved the Vermont Financial Services Corp. 1994 Stock Option plan which reserves 450,000 common shares to be issued in the form of stock options. To date 96,000 have been issued at an exercise price of $9.50 per share, 13,000 have been issued at an exercise price of $10.12 per share, 119,600 have been issued at an exercise price of $11.25 per share and 148,000 have been issued at an exercise price of $15.75 per share; 115,200 have been exercised to date. All options are exercisable for a ten year period. On August 13, 1997 the Board of Directors approved, subject to approval by stockholders at the next annual meeting of stockholders, an amendment and restatement of the 1994 plan which reserves an additional 660,000 common shares to be issued in the form of stock options. To date, 144,000 have been issued at a price of $24.44 per share subject to approval of the plan as noted above and no shares have been exercised. In addition, the Company continues to maintain a stock option plan originally approved November 6, 1986 by the stockholders of West Mass Bankshares which authorizes the issuance of up to 276,000 common shares which are exercisable for a ten year period. To date 253,920 have been issued at an exercise price of $3.75 per share all of which have been exercised and 13,800 have been issued at an exercise price of $5.12 per share of which 11,150 have been exercised to date. In conjunction with the merger with Eastern Bancorp, the Company acquired 451,772 options at an exercise price of $20.78 which had previously been granted to Eastern's employees and directors at lower exercise price; 369,590 have been exercised to date. The following table presents the activity in each of the Company's stock option plans:

                      Shares    Shares   Shares   Shares     Shares    Shares
                       Under     Under    Under    Under      Under     Under
                      Option    Option   Option   Option     Option    Option
		                   @ $3.75 -                   @ $9.50 -
	                      $5.12   @ $9.50  @ $9.50   $15.75    @ $20.78  @ $24.44
Outstanding,
 December 31, 1994  		190,674	  72,000	  24,000	  109,000	       -	      -
Granted		                   -	       -	       -	  119,600	       -	      -
Expired		                   -	       -	       -	        -	       -	      -
Exercised		           174,184	   8,000	       -	    3,000	       -	      -
Outstanding,
 December 31, 1995  		 16,490	  64,000	  24,000	  225,600	       -	      -
Granted		                   -	       -	       -	  148,000	       -	      -
Expired		                   -	       -	       -	    2,000	       -	      -
Exercised		            11,440	  16,000	  10,000	   18,400	       -	      -
Outstanding,
 December 31, 1996  		  5,050	  48,000	  14,000	  353,200	       -	      -
Acquired		                  -	       -	       -	        -  451,772	      -
Granted		                   -	       -	       -	        -	       -	144,000
Exercised		             2,400	  36,000	   6,000	   93,800	 369,590	      -
Outstanding,
 December 31, 1997  	  	2,650	  12,000	   8,000	  259,400	  82,182	144,000
Weighted average
 remaining maturity
   (years)		              5.4	     0.8	     0.8	      7.5	     5.7	    9.7
Weighted average
 exercise price at
   January 1, 1997  		  $5.12	   $9.50	   $9.50	   $12.66	       -	      -
Weighted average
 exercise price at
   December 31, 1997  		$5.12	   $9.50	   $9.50	   $12.65	  $20.78	  $24.44
Weighted average
 exercise price of
 options exercised
 during 1997		          $5.12	   $9.50	   $9.50	   $12.69	  $20.78	       -

     The Company accounts for stock options in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for options issued under the plans described above. Had compensation cost for the VFSC's stock option plans been determined based on the fair value at the grant date for awards under those plans consistent with SFAS Statement No. 123, the Company's net income, earnings per share and book value per share would have been reduced to the following pro forma amounts:

		1997			1996			1995
  Net income	                  As reported	     $17,126	$16,615	$14,897
		                             Pro forma	       $16,452	$16,213	$14,586
  Basic earnings per share	    As reported	       $1.52	  $1.79	  $1.60
		                             Pro forma	         $1.46	  $1.75	  $1.57
  Diluted earnings per share	  As reported	       $1.51	  $1.77	  $1.59
		                             Pro forma	         $1.45	  $1.73	  $1.55
  Diluted tangible book value
    per share	                 As reported 	     $11.48	 $11.87	 $11.24
		                             Pro forma	        $11.43	 $12.50	 $11.90

Significant values and assumptions used in calculating the above proforma amounts are as follows:

                                             Options    Options    Options
	                                             Issued     Issued     Issued
		                                           8/27/97			 3/13/96	 		5/10/95
Stock price at date of issuance		             $24.44	    $15.75	    $11.25
Exercise price		                              $24.44	    $15.75	    $11.25
Anticipated remaining life (years)		            7.50	      7.50 	     7.50
Volatility		                                   21.99%	    23.18%	    38.13%
Annual rate of quarterly dividends		            2.45%	     3.18% 	    3.56%
Risk free discount rate		                       6.36%	     6.20%	     6.54%
Grant date fair value of options		             $7.20	     $8.35	     $8.01

     The Superior Court in Greenfield, Massachusetts has issued an order in a shareholder appraisal case involving former stockholders of WMBS. As a result of the court order, which remains appealable by either party, VFSC has accrued approximately $3.7 million to these former stockholders of WMBS for the shares of WMBS stock that they still hold. The WMBS stock involved in this case is the equivalent of approximately 228,400 shares of VFSC common stock, so the settlement is equal to $16.35 per VFSC share. There was approximately $420,000 of pretax expense and a charge to equity capital of approximately $3.3 million for this settlement representing the retirement of these shares.

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to average assets. Management believes, as of December 31, 1997, the Company and Banks meet all capital adequacy requirements to which they are is subject.
     As of December 31, 1997, the most recent notification from the OCC for VNB and from the FDIC for UB categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions category.
     The actual capital amounts and ratios as of December 31, 1997 and 1996 are presented in the table:

			                                                              To Be Well
                                                               Capitalized Under
                                                For Capital    Prompt Corrective
                                                  Adequacy         Action
	                                Actual	          Purposes       Provisions
	                            Amount	  Ratio	   Amount	 Ratio	  Amount	  Ratio
As of December 31, 1997
Total Capital
 (to Risk Weighted Assets):
	VFSC		                     $164,899	 13.24%	 $99,673	 8.00%	 $124,591	 10.00%
	VNB		                       130,980	 12.05	   86,959	 8.00	   108,699	 10.00
	UB		                         22,302	 14.54	   12,269	 8.00	    15,336	 10.00
Tier I Capital
 (to Risk Weighted Assets):
	VFSC		                      149,283	 11.98	   49,837 	4.00	    74,755  	6.00
	VNB		                       117,357	 10.80   	43,480	 4.00	    65,219	  6.00
	UB		                         20,385	 13.29	    6,134	 4.00	     9,202	  6.00
	Tier I Capital
 (to Average Assets):
	VFSC		                      149,283	  7.27	   82,090	 4.00	   102,612	  5.00
	VNB		                       117,357	  6.55	   71,707	 4.00	    89,633	  5.00
	UB		                         20,385	  8.77	   10,166	 4.00	    12,708	  5.00

As of December 31, 1996
	Total Capital
 (to Risk Weighted Assets):
	VFSC		                     $124,931	 15.17%	 $65,883	 8.00%	  $82,354	 10.00
	VNB		                        69,451	 10.46	   53,118	 8.00	    66,397	 10.00
	UB		                         19,965	 13.65	   11,705	 8.00	    14,631	 10.00
	Tier I Capital
 (to Risk Weighted Assets):
	VFSC		                      114,595	 13.92	   32,941	 4.00	    49,412	  6.00
	VNB		                        61,115	  9.20	   26,559	 4.00	    39,838	  6.00
	UB		                         18,136	 12.40	    5,853	 4.00	     8,779	  6.00
	Tier I Capital
 (to Average Assets):
	VFSC		                      114,595	  8.84	   51,853	 4.00	    64,816	  5.00
	VNB		                        61,115	  5.83	   41,931	 4.00	    52,414	  5.00
	UB		                         18,136	  7.48	    9,700	 4.00	    12,125	  5.00

Note 15. Parent Company Financial Information

Condensed financial information for Vermont Financial Services Corp. (parent company only) is as follows:

CONDENSED BALANCE SHEETS    	                  December 31,
 		                                           1997	     1996
ASSETS
Cash				                                   $  9,717	 $  4,085
Investment Securities			                      4,916	   31,565
Other Assets			                               9,010	      739
Investment in Subsidiaries			               196,090	   84,318
	Total Assets			                           $219,733	 $120,707
LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities			                       $  6,137	 $    990
 	Total Liabilities			                        6,137	      990
	Total Stockholders' Equity			              213,596  	119,717
	Total Liabilities and
   Stockholders' Equity			                 $219,733	 $120,707


CONDENSED STATEMENTS OF INCOME     	Year Ended December 31,
			                                           1997	     1996	     1995
INCOME
Income on Securities			                     $ 1,006	  $   334	  $   316
Other Income			                              11,140	   39,000    	3,615
	Total Income			                             12,146	   39,334	    3,931
EXPENSES
	Total Operating Expenses	                  		1,117	      668	      551
Income Before Tax Benefit and Equity
	in Undistributed Income from Subsidiaries			11,029	   38,666	    3,380
 Applicable Income Tax (Benefit)			             (40)	    (168)	    (195)
Income Before Equity in Undistributed
	Income of Bank Subsidiaries			              11,069	   38,834	    3,575
Equity in Undistributed Income
 of Subsidiaries			                           6,057	  (22,219)	  11,322
	Net Income			                              $17,126	  $16,615	  $14,897


STATEMENTS OF CASH FLOWS     	                 Year Ended December 31,
			                                           1997	     1996	     1995
OPERATING ACTIVITIES
Net Income			                               $17,126	  $16,615	  $14,897
Adjustments to reconcile income
 to net cash provided by
 operating activities:
	Net amortization on investment securities			    37	       22	        2
	Investment security (gains), net			            (79)	      (8)	    (121)
	(Increase) in other assets			               (8,271)	    (633)	     (28)
	Increase (decrease) in other liabilities			  5,147	     (151)	     866
	Equity in undistributed net
 income of bank subsidiaries			              (6,057)	  22,219	  (11,322)
	NET CASH PROVIDED  BY OPERATING ACTIVITIES			7,903	   38,064	    4,294
INVESTING ACTIVITIES
	Proceed from sales and
  maturities of securities			                50,494	    9,973	    1,539
	Investments in subsidiaries			             (30,172)	       -	        -
	Purchase of securities			                  (23,802)  (36,762)	  (2,321)
	NET CASH (USED) BY INVESTING ACTIVITIES			  (3,480)	 (26,789)	    (782)
FINANCING ACTIVITIES
	Issuance of common stock			                 10,950	      790	      914
	Purchase of treasury stock
  and retirement of shares			                (3,026)	  (3,555)	       -
	Cash dividends			                           (6,715)	  (4,928)	  (4,048)
NET CASH PROVIDED (USED) BY FINANCING
	ACTIVITIES			                                1,209	   (7,693)	  (3,134)
INCREASE IN CASH AND CASH EQUIVALENTS			      5,632	    3,582	      378
Cash and cash equivalents at
 beginning of year			                         4,085	      503	      125
CASH AND CASH EQUIVALENTS AT END OF YEAR	  		$9,717	   $4,085	  $   503

Note 16. Supplemental Financial Data

Selected Quarterly Data (unaudited)
The following is a summary of selected consolidated quarterly data of the Company for the periods presented:

  	                                                  1997
		                                 Fourth	     Third	    Second	       First
		                               Quarter (1)	Quarter (1)	Quarter (1)	 Quarter

Interest income			                  $38,672	    $39,491	   $25,338	   $24,377
Interest expense			                  17,436	     17,748	    10,687	    10,092
Net interest income			               21,236	     21,743	    14,651	    14,285
Provision for possible loan losses			   900	        900	       700	       750
Other operating income			             9,222	      8,371	     5,524	     5,405
Other operating expense (2)			       24,795	     19,991	    12,773	    12,490
Income before income taxes			         4,763	      9,223	     6,702	     6,450
Applicable income taxes			            2,250	      3,519	     2,193	     2,050
Net income			                       $ 2,513  	  $ 5,704	   $ 4,509  	 $ 4,400
Per share data:
Basic earnings per share			           $0.19	      $0.42	     $0.46	     $0.46

Diluted earnings per share			         $0.19	      $0.42	     $0.46	     $0.46

(1)  Includes the impact of the merger with Eastern Bancorp from June 27, 1997.
(2) Includes the effect of $3.8 million in merger related losses/expenses and $0.4 million from a shareholder appraisal case.

	1996
		Fourth	Third	Second	First
		Quarter		Quarter	Quarter	Quarter

Interest income			           $24,904	    $24,420	   $24,476	   $24,305
Interest expense			           10,374	     10,387	    10,160	    10,430
Net interest income			        14,530	     14,033	    14,316	    13,875
Provision for possible
 loan losses			                  750 	       800	       900	       900
Other operating income			      5,377	      4,835	     4,432	     4,517
Other operating expense			    12,457	     11,805	    11,715	    11,434
Income before income taxes			  6,700	      6,263	     6,133	     6,058
Applicable income taxes			     2,202	      2,096	     2,124	     2,117
Net income		 	               $ 4,498	    $ 4,167	   $ 4,009	   $ 3,941
Per share data:
Basic earnings per share			    $0.49	      $0.45	     $0.43	     $0.42

Diluted earnings per share			  $0.47	      $0.45     	$0.43	     $0.42


Statement of Management Responsibility

     The management of Vermont Financial Services Corp. is responsible for the accuracy and content of the financial statements and other financial information in this annual report. The financial statements have been prepared in conformity with generally accepted accounting principals applied on a consistent basis in all material respects, and data include amounts based upon management's judgment where appropriate.
     The accounting systems which record, summarize and report financial data are supported by internal controls which are augmented by written policies, internal audits and staff training programs. The Audit Committee of the Board of Directors, which is made up solely of outside directors who are not employees of the Company, reviews the activities of the internal audit function and meets regularly with representatives of KPMG Peat Marwick LLP the Company's independent auditors. KPMG Peat Marwick LLP has been appointed by the Board of Directors to conduct an independent audit and to express an opinion as to the fairness of the presentation of the consolidated financial statements of Vermont Financial Services Corp.


Independent Auditors' Report

To the Stockholders and Board of Directors of Vermont Financial Services Corp.:

     We have audited the accompanying consolidated balance sheet of Vermont Financial Services Corp. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free on material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vermont Financial Services Corp. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accounting principles.


Hartford, Connecticut
April 3, 1998


Item 9 - Changes in and disagreements with Accountants on Accounting and Financial Disclosure

None


                                     PART III

Item 10 - Directors and Executive Officers of Registrant

Executive Officers

     The following table shows the name of each executive officer of the Company, his age, the offices with the Company held by him, and the year he was first elected to a comparable office with the Banks. There are no family relationships among the executive officers.

                                                                 	    Year First
                                                                 	    Elected to
      Name and Age                    	  Office	                       Office
John D. Hashagen, Jr. (56)	  President and Chief Executive	               1990
		                            Officer of the Company
		                           Executive Vice President of the Company	     1989
		                           Senior Vice President of the Company	        1983
                             President and Chief Executive Officer	       1987
                              of VNB

Richard O. Madden (49)	      Secretary of the Company	                    1993
                            	Executive Vice President of the Company     	1990
                             Treasurer of the Company                    	1986
                             Executive Vice President of VNB             	1988
                            	Senior Vice President of VNB        	        1987
                            	Chief Financial Officer of VNB              	1986

Louis J. Dunham (44) 	       Executive Vice President of the Company	     1997
		                           Executive Vice President of VNB	             1994
                            	Senior Credit Officer of VNB                	1991
                            	Senior Vice President and Senior
                              Commercial Loan Officer of VNB             	1987

Robert G. Soucy (52)	        Executive Vice President of the Company	     1992
                              Executive Vice President of VNB            	1988
                            	Senior Vice President of VNB                	1984

W. Bruce Fenn (56)	          Executive Vice President of the Company	     1997
		                           Executive Vice President of VNB	             1988
                            	Senior Vice President and Senior Loan       	1987
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

		Name, Age and Principal	Year                                          First
		Occupation or Employment and	                                         Became
		Offices held with the Company (1)	                                   Director

Anthony F. Abatiell (58)
	Attorney, Partner, Abatiell, Wysolmerski &	                              1982
	Valerio Law Offices, Rutland, VT

Zane V. Akins (57)
	President, Akins & Associates,	                                          1987
	Brattleboro, VT

Charles A. Cairns (56)
	President, Champlain Oil Co., Inc. and	                                  1986
	Coco Mart, Inc., South Burlington, VT

William P. Cody (44)
	General Manager, Cody Chevrolet, Inc.,	                                  1996
	Montpelier, VT

Allyn W. Coombs (64)
	President and Treasurer of Allyn W. Coombs,	                             1994
	Inc. (Real Estate Development & Management),
	Amherst, MA

Philip M. Drumheller (44)
	President, The Lane Press, Inc., Burlington, VT	                         1995

John K. Dwight (53)
	President and CEO, Dwight Asset Management
	Company, Burlington, VT	                                                 1989

James E. Griffin (70)
	President, J. R. Resources, Inc.	                                        1972
	(Business Consultants), Rutland, VT

John D. Hashagen, Jr. (56)
	President & Chief Executive Officer of 	                                 1987
 	Vermont Financial Services Corp., Brattleboro;
	President & Chief Executive Officer,
	Vermont National Bank, Brattleboro, VT

Francis L. Lemay (65)
	Chairman, United Bank	                                                   1994

Stephan A. Morse (51)
	President and CEO, The Windham Foundation,						                         1986
	Inc., Grafton, VT


Roger M. Pike (57)
	Consultant, Rutland, VT								                                          1980

Ernest R. Pomerleau (50)
	President, Pomerleau Real Estate,
	Burlington, VT									                                                  1990

Mark W. Richards (52)
	President, Richards, Gates, Hoffman							                               1988
	& Clay (Insurance), Brattleboro, VT

James M. Sutton (56)
	Chairman, American Bankshares, Inc.
	Welch, West Virginia									                                            1995


Item 11 - Executive Compensation

     The following tables contain a three-year summary of the total compensation paid to the Chief Executive Officer of the Company and the other four executive officers.

I.   SUMMARY COMPENSATION TABLE

                            						Long Term Compensation
                 	    Annual Compensation     				Awards     	        Payouts
    (a)              (b) 	(c)      	(d)	    (e)	   (f)	   (g)	      (h)	  (i)
                                            Other 	Restric-	 		           All
                                           	Annual 	ted 		         LTIP  Other
                                           Compen- Stock Options/  Pay Compen-
Name and                  Salary    Bonus  sation Awards  SARs     outs sation
 Principal Position 	Year	$         $      	 $	   $	    	          $ 	   $(1)
John D. Hashagen	    1997 $260,000	 $0	      N/A	 N/A	  28,000 sh	  N/A	 $12,756(2)
President and Chief	 1996 	234,000	  93,600	 N/A	 N/A	  27,000	     N/A	  15,108(3)
Executive Officer	   1995  220,000  	66,000	 N/A	 N/A	  28,000	     N/A	  14,528(4)

Richard O. Madden	   1997	$138,000	 $0	      N/A	 N/A  	14,000 sh	  N/A	 $12,283
Executive Vice
 President,	         1996	 120,000 	 48,000	 N/A	 N/A	  14,000	     N/A	  12,435
Treasurer, Secretary 1995 	112,000  	33,600	 N/A	 N/A	  14,200	     N/A	   6,720

Robert G. Soucy	     1997	$147,000	 $0	      N/A	 N/A	  14,000 sh	  N/A	 $12,467(2)
Executive Vice
 President,	         1996	 128,000	  51,200	 N/A	 N/A	  14,800	     N/A	  13,167(3)
VNB Senior
 Operating Officer   1995	 120,000	  36,000	 N/A	 N/A	  15,200	     N/A	   7,306(4)

Louis J. Dunham	     1997	$125,000	 $0 	     N/A	 N/A	  13,000 sh	  N/A	 $12,299
Executive Vice
 President,	         1996	 115,000	  46,000	 N/A	 N/A	  13,400 	    N/A	  11,696
VNB Senior
 Credit Officer	     1995	  98,000	  29,400	 N/A	 N/A	  12,400	     N/A	   5,961

W. Bruce Fenn	       1997 $130,000 	$0      	N/A	 N/A	  13,000 sh	  N/A	 $12,404(2)
Executive Vice
 President,	         1996	 120,000  	48,000	 N/A	 N/A	  14,000 	    N/A	  13,838(3)
VNB Senior
 Banking Officer    	1995	 111,077	  33,000	 N/A	 N/A	  13,800 	    N/A	   7,878(4)


(1)	Includes the 50% Company match of the respective employees' 401k contribution and the employees' portion of the Company's contribution to the Employees Profit Sharing Plan.

(2)	Includes discounts received on purchase of common stock under the Company's
    Employee Stock Purchase Plan of $541 for Mr. Hashagen, $89 for Mr. Fenn
    and $165 for Mr. Soucy.

(3)	Includes discounts received on purchase of common stock under the Company's
    Employee Stock Purchase Plan of $2,597 for Mr. Hashagen, $1,352 for Mr. Fenn
    and $569 for Mr. Soucy.

(4)	Includes discounts received on purchases of common stock under the Company's
    Employee Stock Purchase Plan of $2,754 for Mr. Hashagen, $1,120 for Mr. Fenn
    and $452 for Mr. Soucy.



II.  OPTION/SAR GRANTS TABLE
     Option/SAR Grants in Last Fiscal Year

                                                      Potential Realizable Value
	                                                     at Assumed Annual Rates of
	                                                       Stock Price Appreciation
	                         Individual Grants          					for Option Term (1)
(a)	                   (b)	      (c)	    (d)	    (e)	      (f)	       (g)
		                            % of Total
		                          Options/SARs
	                     # of	  Granted to	Exercise
	                  Securities	Employees	or base
	                  Underlying	in Fiscal	Price	 Expiration
Name	         Options Granted  	Year	   ($/Sh)	  Date	     5%($)	     10%($)

John D. Hashagen, Jr.	 28,000	   24.1%	 $24.44 	8/27/07  	$430,365  	$1,090,629

Richard O. Madden	     14,000	   12.1	   24.44	 8/27/07	   215,183	     545,315

Robert G. Soucy	       14,000	   12.1	   24.44	 8/27/07	   215,183	     545,315

Louis J. Dunham 	      13,000	   11.2	   24.44	 8/27/07	   199,812 	    506,364

W. Bruce Fenn	         13,000	   11.2	   24.44	 8/27/07	   199,812	     506,364

(1)	The assumed growth rates in price in the Company's stock are not necessarily indicative of actual performance that may be expected.



III. OPTION EXERCISES AND YEAR-END VALUE TABLE

Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Value
(a)	                  (b)	        (c)	            (d)	                (e)

			                                         Number of Securities   	Value of
			                                        Underlying Unexercised	 Unexercised
			                                        Options at FY-End (#)	In-the-Money
            	Shares Acquired	     Value	        Exercisable/	   Exercisable/ (2)
Name	            Exercise (#)  Realized ($)(1) Unexercisable   	Unexercisable

John D. Hashagen, Jr.	 2,000	     $23,250   	 83,600/28,000  	$1,318,400/$96,180

Richard O. Madden     13,200	    $224,900  	  36,200/14,000	    $552,825/$48,090

Robert G. Soucy        8,000	     $72,493	    44,200/14,000	    $693,075/$48,090

Louis J. Dunham        6,000	     $76,943	    37,200/13,000	    $578,100/$44,655

W. Bruce Fenn	        48,800	    $654,192	       200/13,000	      $3,675/$44,655


(1)	Represents the difference between the aggregate exercise price and the aggregate market value on the date of the exercise.

(2)	Represents the difference between the aggregate exercise price and the aggregate market value as of December 31, 1997.


Deferred Compensation Agreements

     VNB has entered into Executive Deferred Compensation Agreements with certain officers, including Mr. Hashagen and the other executive officers in
the group referred to in the above table.   The agreements provide for monthly
payments for a ten-year period from retirement after age 60 but before age 65, and for a fifteen-year period from retirement after age 65, subject to certain conditions. The conditions include the requirements that the officer refrain from competitive activities, be available for certain advisory and consulting services subsequent to retirement and continue in the employment of VNB until retirement. The agreements also provide for payments upon disability prior to retirement and payments to beneficiaries of the officers under certain
circumstances.   Mr.  Hashagen's agreement provides for payments in the amount of $1,944.44 per month,  and the agreements of Messrs. Dunham, Madden,  Soucy
and Fenn provide for payments  of $1,388.89 per month.   Vermont National
Bank has purchased life insurance policies on the lives of these officers which, in effect, will provide the funds to make payments to reimburse VNB for payments made under the agreements.

Management Continuity Agreements

     The Company and VNB have entered into agreements with the Company's five executive officers, Messrs. Hashagen, Madden, Soucy, Fenn and Dunham which provide for the payment of certain severance benefits if such officer's employment with the Company or VNB is terminated within thirty-six months after
a change of control of the Company or VNB.   The agreements  provide for
severance payments to Mr. Hashagen equal to 250% of his base salary upon termination after a change of control and for payments to each of the other executive officers equal to 200% of his base salary upon termination after a change of control as defined in the agreements.

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

     Severance benefits payable in the event of a qualifying termination after a change of control are to be paid in equal consecutive biweekly installments. If severance payments due in the event of termination after a change of control were payable to each of the executive officers on the date of this filing, the aggregate amount of such severance payments would be
$1,730,000.   These severance payments are subject to up to a  50% reduction if the officer works for or participates in the management, operation or control of a commercial or savings bank, or bank holding company, which does business in Vermont, unless such officer's activities are substantially outside Vermont. Additionally, the officer will be entitled to continuation of life, disability, accident and health insurance benefits and a cash adjustment to compensate the executive for the market value of any stock options under the Company's Officers' Non-Qualified Stock Option Plans in excess of their exercise price. The agreements contain each officer's undertaking to remain in the employ of the Company and VNB if a potential change of control occurs until the earlier of six months, retirement (at normal age), disability or the occurrence of a change of control. Similar agreements have been executed by certain other employees of VNB and the Company which provide for severance payments ranging from 100% to 200% of the employee's base salary upon termination after a change in control.

     The management continuity agreements define a "change of control" as (i) the acquisition by a person or group of 25% of the combined voting power of the Company's then outstanding securities; (ii) during any two-year period those persons, who at the beginning of such period were members of the Company's Board of Directors and any new director whose election was approved by at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election or nomination was previously so approved, cease to constitute a majority of such board; or (iii) the stockholders of the Company approve a merger or consolidation of the Company which would result in such stockholders holding less than 70% of the combined voting power of the surviving entity immediately thereafter, or if such stockholders approve the sale of all or substantially all of the assets of the Company.

     The management continuity agreements do not provide for severance benefits in instances where termination is due to death, disability or retirement. Further, no benefits are payable in instances of termination for cause, defined as (i) the willful and continued failure of the officer to perform his duties and (ii) willful conduct materially injurious to the Company or.

Profit-Sharing Plan

     Each employee of VNB and UB, including executive officers, becomes eligible to participate in the Company's Profit-Sharing Plan on January 1 of
the Plan year in which he  or she completes one full year of continuous service
of 1,000 hours or more.   Upon completion of three years of continuous service,
a participant becomes 30% vested, increasing to 40% after four years, 60% after five years, 80% after six years, and fully vested after seven years. Vested participants may elect to receive, in cash, up to 50% of their annual allocation of the Company's contribution to the Profit-Sharing Plan. Vested amounts not so received in cash are distributed to participants upon their
retirement or earlier  upon termination of employment.   During 1997, the
Company made a contribution of approximately $1,000,000 to the Profit-Sharing Plan.


Retirement Plan

     The VNB Retirement Plan covers substantially all eligible employees of VNB, including officers, and provides for payment of retirement benefits generally based upon an employee's years of credited service with VNB and his or her salary level, reduced by a portion of the Social Security benefits to which it is estimated the employee will be entitled.

     The following table represents estimated annual benefits upon retirement at age 65 to employees at specified salary levels (based upon the average annual rate of salary during the highest five years within the final ten years of employment) at stated years of service with VNB. The amounts shown are after deduction of estimates for Social Security reductions based on the Social Security law as of January 1, 1998.


                 Estimated Annual Benefits at Retirement
                       by Specified Remuneration and
                      Years of Service Classification

	Final Average				            Years of Service
  	Compensation 	   5	        10	        15	        20	        25
	   $ 20,000	   $ 1,486	   $ 2,971	   $ 4,457	  $  5,942	  $  7,428
	     40,000	     3,380	     6,761	    10,141	    13,522	    16,902
	     60,000	     5,622	    11,244	    16,866	    22,488	    28,110
	     80,000	     7,990	    15,979	    23,969	    31,958	    39,948
	    100,000	    10,390	    20,779	    31,169	    41,558	    51,948
	    120,000	    12,790	    25,579	    38,369	    51,158	    63,948
	    140,000	    15,190	    30,379	    45,569	    60,758	    75,948
	    160,000 	   17,590	    35,179	    52,769	    70,358	    87,948
	    180,000 *	  19,990	    39,979	    59,969	    79,958	    99,948
	    200,000 *	  22,390	    44,779	    67,169	    89,558 	  111,948
	    220,000 *	  24,790	    49,579	    74,369	    99,158	   123,948
	    240,000 *	  27,190	    54,379	    81,569	   108,758	   135,948 *
	    260,000 *	  29,590	    59,179	    88,769	   118,358	   147,948 *

*	Under current regulations of the Internal Revenue Code, the maximum annual benefit payable from a defined benefit plan during 1998 is $130,000 payable
as a life annuity for retirements at age 65.   In addition,  the maximum annual
compensation may not exceed $160,000. For those associates who are covered under the Retirement Restoration Plan, amounts above these maximums will be paid under the terms of the Retirement Restoration Plan, up to the amounts shown in the table above.

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

Retirement Restoration Plan

     The Vermont Financial Services Corp. Retirement Restoration Plan was approved by the Board of Directors in November 1996. It provides supplemental retirement for employees whose benefits under the VNB Retirement Plan are subject to limitations set forth in Sections 491(a)(17) and 415 of the Internal Revenue Code. The Plan provides the participating employees with supplemental benefits equal to the retirement benefit that the participating employee's benefit under the VNB Retirement Plan is reduced by the limitations of Sections 401(a)(17) and 415 of the Internal Revenue Code.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     As of April 13, 1998 the following beneficial owners were known to control five percent or more of the outstanding shares of Common Stock, $1 par value,
of  the Company.   The  information  below was taken from form Schedule 13Gs
filed with the Securities and Exchange Commission.

     	                               Amount of		                    Form 13G
     	                               Beneficial	   Percent	        Filing Date
Name and Address	                    Ownership    	of Class	          as of

John Hancock Advisers, Inc.		          928,172	    7.0%   (1)        12/31/97
John Hancock Place, P.O. Box 111
Boston, MA 02117-0111

Wellington Management Company, LLP 	  745,792		    5.6%   (2)        12/31/97
75 State Street
Boston, MA  02109


(1)	Includes sole voting and sole dispositive power for 928,172 shares.

(2)	Includes shared voting power for 451,988 shares and shared dispositive power for 745,792 shares.


     The following table sets forth the name and address of each director, nominee for director and executive officer of the Company, his or her age and principal occupation, all positions or offices held by such individual within the Company, the year in which he or she first became a director of the Company or its predecessors, the number of whole shares of Common Stock of the Company beneficially owned by each at the close of business on April 13, 1998, and the percent of class so owned. The business address of each of the directors, nominees and executive officers is the Company's address except
as otherwise noted.   It is anticipated that each of  the nominees will continue to act as Directors of VNB and/or UB. No family relationship exists between any director or persons nominated by the Company to become directors.

 	Amount and	Percent
	Nature of	of VFSC
	Beneficial	Common
Name and Age (1)		Ownership(2)	Stock
Anthony F. Abatiell (58)			               125,748 (3)	           0.95%
Zane V. Akins (57) 		 	                     5,843 (4)	           0.04%
Charles A. Cairns (56) 		   	              16,948 (5)	           0.13%
William P. Cody (44)			                     5,885 (6)	           0.04%
Allyn W. Coombs (63)			                    28,740 (7)           	0.22%
Philip M. Drumheller (44)			                6,500 (8)	           0.05%
John K. Dwight (53) 			                    24,058 (9)           	0.18%
James E. Griffin (70)			                   14,050 (10)	          0.11%
John D. Hashagen, Jr. (56)			             150,502 (11)	          1.13%
Francis L. Lemay (65)			                  211,266 (12)	          1.59%
Stephan A. Morse (51)			                   20,696 (13)	          0.16%
Roger M. Pike (57)		 	                     20,588 (14)	          0.16%
Ernest A. Pomerleau (50) 			               21,428 (15)	          0.16%
Mark W. Richards (52)		 	                  64,017 (16) 	         0.48%
James M. Sutton (56)			                   448,674 (17)	          3.38%
Louis J. Dunham (43)			                    54,777 (18)	          0.41%
W. Bruce Fenn (56)			                      26,530 (19)	          0.20%
Richard O. Madden (49)			                  24,396 (20)	          0.18%
Robert G. Soucy (52)			                    78,282 (21)	          0.59%


(1)	During  the past five years,  the principal occupation and employment of each director and executive officer has been as set forth above, except as follows: Francis L. Lemay was President & Chief Executive Officer and Chairman of West Mass Bankshares, Inc. until June 14, 1994 and was President and Chief Executive Officer of UB until December 31, 1994;
    Richard O. Madden became Secretary of the Company on May 1, 1993.

(2)	Beneficial ownership means sole voting and investment powers, unless otherwise noted.

(3)	Mr. Abatiell's shares are held in a custodial capacity in VNB's trust department in which Mr. Abatiell has sole voting and investment powers. Includes options to acquire 8,000 additional shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans, of which 2,000 shares are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2.).

(4)	Includes options to acquire 2,000 shares, exercisable within sixty (60)
    days, pursuant to the Directors' Non-Qualified Stock Option Plans, which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2).

(5)	Includes options to acquire 8,000 shares, exercisable within sixty (60)
    days, pursuant to the Directors' Non-Qualified Stock Option Plans, 2,000
    of which are subject to the approval of the Amended and Restated 1994
    Stock Option Plan (see Proposal 2).

(6)	Includes options to acquire 4,000 shares, exercisable within sixty (60)
    days, pursuant to the Directors' Non-Qualified Stock Option Plans, 2,000
    of which are subject to the approval of the Amended and Restated 1994
    Stock Option Plan (see Proposal 2).

(7)	Includes  22,740 shares held jointly with a family member in which
    Mr.Coombs shares voting and investment powers.   Also includes options to
    acquire 6,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans, 2,000 of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan
    (see Proposal 2).

(8)	Includes 2,000 shares held by The Lane Press which Mr. Drumheller shares voting and investment powers. Also includes option to acquire 4,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans, 2,000 of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2).

(9)	Includes options to acquire 12,648 shares, exercisable within sixty (60)
    days, pursuant to the Directors' Non-Qualified Stock Option Plans, 2000 of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2).

(10)	Includes options to acquire 8,000 shares, exercisable within sixty (60)
     days, pursuant to the Directors' Non-Qualified Stock Option Plans, 2000
     of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2).

(11)	Includes 400 shares held in the name of  Green  Mountain Investment Club in which Mr. Hashagen shares voting and investment powers and 20,896 shares held in the VNB Profit Sharing Plan, and options to acquire 111,600 shares, exercisable within sixty (60) days, pursuant to the Officers' Non-Qualified Stock Option Plans, 28,000 of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan
     (see Proposal 2).

(12)	Includes 57,683 shares held in a trust in which Mr. Lemay has sole voting
     and investment powers.   Also includes 60,000 shares held by a family
     member in a trust in which Mr. Lemay has no voting or investment powers. Also includes options to acquire 4,000 shares, exercisable within sixty
     (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans, 2,000 of which are subject to the approval of the Amended and Restated
     1994 Stock Option Plan (see Proposal 2).

(13)	Includes 1,010 shares held by a family member in which Mr.  Morse has no voting or investment powers and as to which Mr. Morse disclaims beneficial ownership and includes options to acquire 6,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans, 2,000 of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2).

(14)	Includes 777 shares held jointly with family members.   Also  includes
     2,211 shares held by a family member in which Mr. Pike has no voting power and as to which Mr. Pike disclaims beneficial ownership and includes options to acquire 8,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans, 2,000 of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2).

(15)	Includes options to acquire 12,648 shares, exercisable within sixty (60)
     days, pursuant to the Directors' Non-Qualified Stock Option Plans, 2,000 of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2).

(16)	Includes 58,017 shares held jointly with family members in which
     Mr. Richards shares voting and investment powers. Also includes options to acquire 6,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans, 2,000 of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2).

(17)	Includes options to acquire 12,648 shares, exercisable within sixty (60)
     days, pursuant to the Directors' Non-Qualified Stock Option Plans, 2,000
     of which are subject to the approval of the Amended and Restated 1994
     Stock Option Plan (see Proposal 2).

(18)	Includes 10,577 shares in the VNB Profit Sharing Plan.  Also includes options to acquire 44,200 shares exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans, 13,000 of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2).

(19)	Includes  13,331 shares in the VNB Profit Sharing Plan and options to acquire 13,200 shares, exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans, 13,000 shares of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2).

(20)	Includes 59 shares held jointly with a family member in  which
     Mr. Madden shares voting and investment powers. Also includes 6,137 shares held in the VNB Profit Sharing Plan and options to acquire 18,200 shares exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans, 14,000 shares of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2).

(21)	Includes 9,849 shares in the VNB Profit Sharing Plan and options to acquire 58,200 shares, exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans, 14,000 shares of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2).

     On April 13, 1998,  the directors and officers of the Company as a group
(19) had beneficial ownership of 1,348,927 shares of Company Common Stock,
amounting  to 10.16% of the outstanding shares.   This includes options to
acquire 347,344 shares, or 2.61% of the outstanding shares, exercisable within sixty (60) days, pursuant to the Directors' and Officers' Non-Qualified Stock Options Plans, 110,000 shares of which are subject to the approval of the Amended and Restated 1994 Stock Option Plan (see Proposal 2.)


Item 13 - Certain Relationships and Related Transactions

     Some directors and officers of VNB, UB and the Company and their associates were customers of and had transactions with the Banks and the Company in the ordinary course of business during 1997. Additional transactions may be expected to take place in the ordinary course of business in the future. Some of the Company's directors are directors, officers, trustees, or principal security holders of corporations or other organizations which were customers of or had transactions with the Banks in the ordinary course of business during 1997. All outstanding loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility nor present other unfavorable features.

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

	Report of Independent Certified Public Accountants

	Consolidated Balance Sheets - December 31, 1997 and 1996

	Consolidated Statements of Income - For the Years Ended December 31, 1997, 1996, and 1995

	Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended December 31, 1997, 1996, and 1995

	Consolidated Statements of Cash Flow - For the Years Ended December 31, 1997,
  1996 and 1995

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

     22. Subsidiaries of Registrant.  Filed herewith.

    	24. Consent of KPMG Peat Marwick LLP.  Filed herewith.

	    (b) Reports on Form 8-K.

     During the Registrant's fiscal quarter ended December 31, 1997, the Registrant filed one Report on Form 8-K. Under Item 5. of that Report the Registrant disclosed that on November 13, 1996, Vermont Financial Services Corp. ("VFSC") entered into an Agreement and Plan of Reorganization by and among VFSC, Eastern Bancorp, Inc., a Delaware corporation, and Vermont Federal Bank, FSB, a federally chartered stock savings bank and wholly owned subsidiary of Eastern. Pursuant to the Merger agreement, Eastern will merge with and into VFSC, and Vermont Federal will become a wholly owned subsidiary of VFSC.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERMONT FINANCIAL SERVICES CORP.


Date:  	                      By  /s/________________________________
                           	         John D. Hashagen, Jr., President
                                	         and Chief Executive Officer

		                            By  /s/________________________________
    		                               Richard O. Madden, Executive Vice
                	                    President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                      	     Title                              	Date


/s/________________________		   Director and President	         April 8, 1998
John D. Hashagen, Jr.		        (Principal Executive Officer)


/s/________________________		   Secretary & Treasurer	          April 8, 1998
Richard O. Madden		            (Principal Financial Officer)


/s/________________________		   Director	                       April 8, 1998
Anthony F. Abatiell


/s/________________________		   Director	                       April 8, 1998
Zane V. Akins


/s/________________________		   Director	                       April 8, 1998
Charles A. Cairns


/s/________________________		   Director	                       April 8, 1998
William P. Cody


/s/________________________		   Director	                       April 8, 1998
Allyn W. Coombs


/s/________________________		   Director	                       April 8, 1998
Philip M. Drumheller


/s/________________________		   Director	                       April 8, 1998
John K. Dwight


/s/________________________		   Director	                       April 8, 1998
James E. Griffin



/s/________________________		   Director	                       April 8, 1998
Francis L. Lemay


/s/________________________		   Director	                       April 8, 1998
Stephan A. Morse


/s/________________________			  Director	                       April 8, 1998
Roger M. Pike


/s/________________________		   Director	                       April 8, 1998
Ernest A. Pomerleau


/s/________________________		   Director	                       April 8, 1998
Mark W. Richards


/s/________________________		   Director	                       April 8, 1998
James M. Sutton



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

2.	United Bank, a Massachusetts state-chartered savings bank, with a principal place of business at 45 Federal Street, Greenfield, MA 01301

Exhibit 23

CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Vermont Financial Services Corp.

     We consent to incorporation by reference in the registration statements (No. 2-80833 and No. 2-83361) on Form S-3 and S-8 of Vermont Financial Services Corp. and subsidiaries of our report dated April 3, 1998, relating to the consolidated balance sheet of Vermont Financial Services Corp. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended, which report appears in the December 31, 1997, annual report of Form 10-K of Vermont Financial Services Corp.

Hartford, Connecticut
April 14, 1998

KPMG Peat Marwick LLP


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


COOPERS & LYBRAND L.L.P.

Springfield, Massachusetts
March 12, 1997


VERMONT FINANCIAL SERVICES CORP.
Proxy Solicited on Behalf of Board of Directors

     The undersigned hereby appoints John D. Hashagen, Jr., Anthony F. Abatiell and Richard O. Madden, and each of them, attorneys and proxies with full power of substitution in each, to vote all of the stock of Vermont Financial Services Corp. (the "Company") which the undersigned is/are entitled to vote at the Annual Meeting of Stockholders of the Company to be held at The Quality Inn and Suites, Brattleboro, VT, on June 11, 1998 at 10:00 a.m. and at any and all adjournments thereof. All powers may be exercised by a majority of said proxyholders or substitutes voting or acting, or if only one votes and acts, by that one. Receipt of the Company's Proxy Statement dated April 20, 1998 (the "Proxy Statement") is acknowledged. If not revoked, this Proxy shall be voted, unless authority specifically to the contrary is provided, as specified below, and as to any other business which may legally come before the meeting, in accordance with the recommendation of the Board of Directors. IF NO SPECIFICATION IS MADE, SUCH SHARES WILL BE VOTED "FOR" ITEMS #1 AND #2.

1.   	Proposal to elect Class II Directors

 		   ___ FOR	ALL NOMINEES BELOW	___ WITHHOLD AUTHORITY TO VOTE FOR ALL NOMINEES
                                                                        BELOW

               TO WITHHOLD AUTHORITY TO VOTE FOR ANY INDIVIDUAL NOMINEE,
                     STRIKE A LINE THROUGH HIS NAME ON THE LIST BELOW.
	Nominees:

	Allyn W. Coombs, Philip M. Drumheller, John K. Dwight, Stephan A. Morse

2.	To ratify and approve the Vermont Financial Services Corp. 1994 Amended and
   Restated Stock Option Plan.

	  ___ FOR	___ AGAINST	___ ABSTAIN

3.	To act on whatever other business may properly be brought before the Meeting or any adjournment thereof.

                                     (over)

THE BOARD OF DIRECTORS UNANIMOUSLY RECOMMENDS
A VOTE "FOR" ITEM #1 AND #2 ON THE REVERSE.
THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF
DIRECTORS AND MAY BE REVOKED PRIOR TO ITS EXERCISE.


	Date:_____________

	                           	 Signature(s)
                              ________________________
                              ________________________
                              ________________________
                              Please sign here exactly as name(s) appear (s) on
	                             the left.  When signing as attorney, executor,
	                             administrator, trustee, guardian, or in any other
	                             fiduciary capacity, give full title.  If more
                              than one person acts as trustee, all should sign
	                                      ALL JOINT OWNERS MUST SIGN.

___ I/We plan to attend the Annual Meeting: ___ Number

PLEASE MARK (ON REVERSE SIDE), SIGN AND DATE, AND MAIL IN THE ENCLOSED POSTAGE
                                                                          PAID
                                      ENVELOPE







27