Form 10-K405/A
period 1997-12-31
VERMONT FINANCIAL SERVICES CORP
filed 1998-04-15
CIK 706116

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-K/A

      [X]	Annual report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934	For the fiscal year ended December 31, 1997


      [   ]	Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934	For the transition period from ________________
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

                               Yes  X        No
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to
the Form 10-K.  [X]   	As of March 31, 1998, 13,275,971 shares of
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

     Dividends and Distributions. VFSC's ability to pay dividends depends upon the dividend income it receives from the Banks, which may be affected or limited by regulatory restrictions. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend that would impose undue pressure on the capital of subsidiary banks or that would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The Federal Reserve Board has determined that it may be an unsound practice for a bank holding company to pay dividends unless its net income over the preceding year is sufficient to fund fully each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. At December 31, 1997 the Banks had available approximately $4.2 million for payment of dividends to VFSC under regulatory guidelines. VFSC has a policy to pay out over time 30%-35% of net income to shareholders in the form of cash dividends. Earnings for prior years as well as prospective earnings are analyzed to determine compliance with this policy. Dividend payout rates for any one year may vary from this long term payout policy based on these analyses and projections of future earnings and future capital needs. For the three-year period ended December 31, 1997, an aggregate of $1.56 per share of dividends were declared. Diluted earnings per share for the same period was $4.87.

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

     At December 31, 1997, VFSC's consolidated Total and Tier 1 risk-based capital ratios and Tier 1 Leverage ratios were 13.24%, 11.98% and 7.27%, respectively. These ratios exceeded applicable regulatory requirements. VNB and UB are considered "well capitalized" by their respective primary federal banking regulators.


PART II

     Item 5 - Market for Registrant's Common Equity and Related Stockholde
Matters

     As of March 31, 1998, VFSC Common Stock consisted of 20,000,000 authorized shares, $1.00 par value per share, of which 13,275,971 were issued and outstanding (exclusive of treasury shares). VFSC Common Stock is traded on NASDAQ-NMS. The transfer agent and registrar for VFSC Common Stock is VNB.

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

Per the Company's stockholder reports, the approximate number of stockholders as of March 31, 1998 was 2,850.


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

                                1997 vs 1996                  1996 vs 1995
                         Net                           Net
                      Increase  Due to Changes in   Increase  Due to Changes in
                     (Decrease) Volume(1) Rate (1) (Decrease) Volume(1) Rate (1)
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

Note 16. Supplemental Financial Data

Selected Quarterly Data (unaudited)
The following is a summary of selected consolidated quarterly data of the Company for the periods presented:

  	                                                  1997
		                                 Fourth	     Third	    Second	       First
		                               Quarter (1)	Quarter (1)	Quarter      Quarter

Interest income			                  $38,672	    $39,491	   $25,338	   $24,377
Interest expense			                  17,436	     17,748	    10,687	    10,092
Net interest income			               21,236	     21,743	    14,651	    14,285
Provision for possible loan losses			   900	        900	       700	       750
Other operating income			             9,222	      8,371	     5,524	     5,405
Other operating expense (2)			       24,795	     19,991	    12,773	    12,490
Income before income taxes			         4,763	      9,223	     6,702	     6,450
Applicable income taxes			            2,250	      3,519	     2,193	     2,050
Net income			                       $ 2,513  	  $ 5,704	   $ 4,509  	 $ 4,400
Per share data:
Basic earnings per share			           $0.19	      $0.42	     $0.46	     $0.46

Diluted earnings per share			         $0.19	      $0.42	     $0.46	     $0.46

(1)  Includes the impact of the merger with Eastern Bancorp from June 27, 1997.
(2) Includes the effect of $3.8 million in merger related losses/expenses and $0.4 million from a shareholder appraisal case.

	                                              1996
		                           Fourth	     Third	     Second	    First
		                           Quarter		   Quarter   	Quarter	   Quarter

Interest income			           $24,904	    $24,420	   $24,476	   $24,305
Interest expense			           10,374	     10,387	    10,160	    10,430
Net interest income			        14,530	     14,033	    14,316	    13,875
Provision for possible
 loan losses			                  750 	       800	       900	       900
Other operating income			      5,377	      4,835	     4,432	     4,517
Other operating expense			    12,457	     11,805	    11,715	    11,434
Income before income taxes			  6,700	      6,263	     6,133	     6,058
Applicable income taxes			     2,202	      2,096	     2,124	     2,117
Net income		 	               $ 4,498	    $ 4,167	   $ 4,009	   $ 3,941
Per share data:
Basic earnings per share			    $0.49	      $0.45	     $0.43	     $0.42

Diluted earnings per share			  $0.47	      $0.45     	$0.43	     $0.42


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

KPMG Peat Marwick LLP

Hartford, Connecticut
April 3, 1998


REPORT OF INDEPENDENT ACCOUNTANTS

     We have audited the accompanying consolidated balance sheet of Vermont Financial Services Corp. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Vermont Financial Services Corp. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in 1996.

Coopers & Lybrand L.L.P.

Springfield, Massachusetts
January 21, 1997



PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a) Financial Statements and Exhibits

	(1) The following financial statements (including report thereon and notes thereto) are filed as part of this Report.

 Independent Auditors' Report

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

     22. Subsidiaries of Registrant.  Filed herewith.

    	24. Consent of KPMG Peat Marwick LLP.  Filed herewith.

	    (b) Reports on Form 8-K.

     During the Registrant's fiscal quarter ended December 31, 1997, the Registrant filed no Reports on Form 8-K.


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

KPMG Peat Marwick LLP

Hartford, Connecticut
April 14, 1998



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     We consent to the incorporation by reference in the registration statements of Vermont Financial Services Corp. on Form S-8 (File No. 2-83361) and Form S-3 (File No. 2-80833) of our report, dated January 21, 1997, on our audits of the consolidated financial statements as of December 31, 1996 and 1995, and for each of the three years ended December 31, 1996, which report is included in this Annual Report on Form 10-K.


COOPERS & LYBRAND L.L.P.

Springfield, Massachusetts
April 14, 1998


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