Form 10-Q
period 1998-03-31
VERMONT FINANCIAL SERVICES CORP
filed 1998-05-12
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________________

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

________________________


For the Quarterly Period Ended March 31, 1998,
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


Yes  X  No___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 1998  13,283,204












VEREMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES

INDEX

Part I FINANCIAL INFORMATION

			Item 1. Financial Statements

			Consolidated Balance Sheets				3

			Consolidated Statements of Income			4

			Consolidated Statements of Cash Flows			5

			Notes to Consolidated Financial Statements		6

			Item 2. Management's Discussion and Analysis of
			Financial Condition and Results of Operations		7

Part II Other Information					8

 		Signatures						9




VERMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES




Consolidated Balance Sheets

March 31, 1998 and December 31, 1997
( in thousands,except per share data)
(unaudited)

                                             March 31,           December 31,

ASSETS                                          1998                 1997

Cash and Due from Banks                      $   95,375           $  95,495
Interest Bearing Balances with Banks             11,113                  44
Federal Funds Sold and Securities Purchased
    Under Agreements to Resell                   37,999               2,470
    Total Cash & Cash Equivalents               144,487              98,009
Securities Available for Sale
  U.S. Treasury and U.S. Government Agencies    239,697             295,775
  Mortgage Backed Securities                    187,342             199,122
  State and Municipal                             9,999               9,987
  Other                                          35,721              22,765
    Total Securities Available for Sale         472,759             527,649

Loans:
  Commercial                                    172,160             166,418
  Commercial Real Estate                        258,047             273,089
  Residential Real Estate                       752,208             765,634
  Consumer                                      103,975             109,360
    Total Loans                               1,286,390           1,314,501
  Less:  Allowance for Loan Losses               18,482              18,943
    Net Loans                                 1,267,908           1,295,558
Premises and Equipment                           43,852              46,620
Real Estate Held for Investment                   1,286               1,298
Other Real Estate Owned (OREO) - net of
 reserve of $0 in 1998 and $12 in 1997            3,408               2,794
Goodwill & Other Intangibles                     60,549              61,729
Other Assets                                     68,181              63,795
    Total Assets                             $2,062,430          $2,097,452

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                       $247,103            $228,935
  Savings, NOW & Money Market Accounts          913,874             915,937
  Other Time:  Under $100,000                   461,384             472,437
               Over  $100,000                    69,590              68,863
    Total Deposits                            1,691,951           1,686,172
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                 76,627              87,818
Liabilities for Borrowed Money                   52,137              86,899
Other Liabilities                                25,265              22,967
    Total Liabilities                         1,845,980           1,883,856
Stockholders' Equity
Common Stock - $1 Par Value
   Authorized 20,000,000 shares
   Issued :               1998 - 13,276,025
                          1997 - 13,243,357      13,276              13,243
Preferred Stock - $1 Par Value
    Authorized 5,000,000 shares
Capital Surplus                                 117,151             116,640
Undivided Profits                                83,855              81,562
Security Valuation Allowance                      2,169               2,152
Treasury Stock,at cost - 1998 - 55
                         1997 - 52                   (1)                 (1)
    Total Stockholders' Equity                  216,450             213,596
    Total Liabilities and Stockholders'
           Equity                            $2,062,430          $2,097,452
Diluted Tangible Book Value
   per Share of Common Stock                     $11.75              $11.48




Vermont Financial Services Corp.
Consolidated Statements of Income
(in thousands, except share data)
(unaudited)

                                                      Three Months Ended
                                               March 31,            March 31,
                                                 1998                  1997

Interest Income
Interest and Fees on Loans                      $28,197             $19,341
Interest on Securities Available for Sale:
  Taxable Interest Income                         8,056               4,433
  Tax Exempt Interest Income                        109                 151
Interest on Federal Funds Sold                      435                  66
                  Total Interest Income          36,797              23,991
Interest Expense
Interest on Deposits                             14,686               8,968

Interest on Federal Funds Purchased,
Borrowed Money and Securities Sold
under Agreements to Repurchase                    2,009               1,124
       Total Interest Expense                    16,695              10,092
       Net Interest Income                       20,102              13,899
Less:  Provision for Loan Losses                  1,125                 750
Net Interest Income After Provision for
   Loan Losses                                   18,977              13,149
Other Operating Income
Securities Gains (Losses)                           147                   6
Trust Department Income                           1,625               1,390
Service Charges on Deposit Accounts               3,400               1,508
Credit Card Merchant Income                         878                 850
Other Noninterest Income                          3,072               1,926
       Total Other Operating Income               9,122               5,680
Other Operating Expense
Salaries and Wages                                7,482               4,824
Pension and Other Employee Benefits               1,793               1,495
Occupancy of Bank Premises, net                   1,892                 992
Furniture and Equipment                           2,114               1,109
Goodwill Amortization                             1,129                 171
FDIC Assessment                                     132                  32
Credit Card Merchant Expense                        680                 557
OREO & Collection Expense/Losses, net               430                 290
Other Noninterest Expense                         5,285               2,909
      Total Other Operating Expense              20,937              12,379
Net Overhead                                    (11,593)             (6,612)
Income Before Income Taxes                        7,162               6,450
Applicable Income Tax Expense                     2,883               2,050
Net Income                                       $4,279              $4,400

Average shares outstanding                   13,258,670           9,449,858
Basic earnings per share                          $0.32               $0.46

Average diluted shares outstanding           13,360,320           9,603,886
Diluted Earnings per share                        $0.32               $0.46



VERMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
                                                 3 months ended March 31,
                                                 1998                 1997

OPERATING ACTIVITIES                                    (in thousands)
Net Income                                      $4,279              $4,400
Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                    1,125                 750
    Provision for depreciation                   1,812                 867
    Amortization and accretion on securities       102                 104
    Deferred income taxes                          161                 354
    Security (gains)                              (147)                 (6)
    Proceeds  from sale of loans                60,468              21,215
    Loans originated for sale                  (62,461)            (22,583)
    Losses on OREO                                  15                  18
    (Increase) in interest receivable
       and other assets                           (518)               (972)
    Decrease in real estate held for investment     12                  12
    Increase (Decrease) in interest payable
       and other liabilities                     2,298                (154)
     NET CASH PROVIDED BY OPERATING ACTIVITIES
        OPERATING ACTIVITIES                     7,146               4,005

INVESTING ACTIVITIES
     Proceeds from the sale of the
       securities                                1,730              14,092
     Proceeds from the maturity of the
       securities                               71,973               9,920
     Purchases of securities                   (18,741)            (20,485)
     Proceeds from sales of OREO                   413                 564
     Net decrease in loans                      27,476              21,179
     Purchase of premises and equipment         (1,903)               (266)
     NET CASH PROVIDED BY INVESTING
        ACTIVITIES                              80,948              25,004
FINANCING ACTIVITIES
    Net increase (decrease) increase in
        deposits                                 5,779             (17,768)
    Net (decrease) in short-term borrowings    (45,953)            (14,311)
    Issuance of common stock                       545                 689
    Cash dividends                              (1,987)             (1,382)
    NET CASH (USED BY) FINANCING
         ACTIVITIES                            (41,616)            (32,772)
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                 46,478              (3,763)
Cash and cash equivalents at beginning of
    period                                      98,009              63,797
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $144,487             $60,034

Non-monetary Transactions:
     Transfer of loans to OREO for the periods ended March 31, 1998 and 1997 totaled $1,042 and $513, respectively.



				VERMONT FINANCIAL SERVICES CORP.
				Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read with the audited financial statements and notes thereto included in the annual report on Form 10-K. In the opinion of Management, all adjustments which are necessary for the fair presentation of the statement of the consolidated financial position of Vermont Financial
Services Corp., ("VFSC" or the "Company"), and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflected and all such adjustments are of a normal recurring nature.

Operating results for any interim period are not necessarily indicators of results for any other interim period or the entire year.

2.	New Accounting Pronouncements

The Financial Accounting Standards Board (FASB)  has issued Financial
Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an
Enterprise and Related Information", which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in its interim financial reports issued to shareholders. Under this statement, operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance (management approach). This statement is effective for the Company's December 31, 1998 financial statements and is effective for interim financial statements beginning in 1999. The company anticipates providing segment information for its Trust Department and United Bank.

3.	Acquisition

On June 26, 1997, the Company acquired all of the outstanding common stock of Eastern Bancorp, Inc. ("Eastern"), a thrift holding company with total assets of approximately $800 million headquartered in Dover, NH, for approximately $26.9 million in cash and $72.7 million in VFSC common stock
(1,784,774 shares at $41.5625 per share).

This acquisition was accounted for by the purchase method and, accordingly, the results of operations of Eastern have been included in VFSC's consolidated financial statements from June 27, 1997. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $57 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

Eastern's primary subsidiary, Vermont Federal Bank, was merged into VFSC's primary subsidiary, Vermont National Bank, on September 22,1997.

4.	Stock Split

On October 14, 1997 the Company paid a two-for-one stock split which was effected as a stock dividend. All per share and outstanding share amounts have been retroactively restated for the effects of this stock split.

5.	Comprehensive Income

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive
Income" as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in unrealized investment gains and losses). Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.
Application of SFAS No. 130 has not impacted the amounts previously reported for net income or effected the comparability of previously issued financial statements.


The following table summarizes comprehensive income for the three months ended March 31, 1998 and 1997:
                                               1998                 1997

Net Income                                    $4,279               $4,400
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investments
    Unrealized holding gain (loss) arising
    during the period net of income tax
    expense (benefit) of $61 and $(1,207)
    for 1998 and 1997, respectively.             113               (2,215)
       Less reclassification adjustment for
       gains included in net income net of
       income tax expense of $(51) and $(2)
       for 1998 and 1997, respectively.          (96)                  (4)
Other comprehensive income                        17               (2,219)
Comprehensive income                          $4,296               $2,181


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

For the Three-Month Periods Ended March 31, 1998 and 1997

Overview

The first quarter of 1998 resulted in net income of $4.3 million, or $0.32 per share, versus $4.5 million , or $0.46 per share, in the same period of 1997. The first quarter financial results were negatively impacted by approximately $0.9 million of pre-tax expenses associated with last year's acquisition of Eastern Bancorp, Inc. and with the integration of its subsidiary, Vermont Federal Bank (VFB), into Vermont Financial Services
Corp's main banking subsidiary, Vermont National Bank (VNB).

The annualized return on average total assets was 0.84% versus 1.38% and the annualized return on average stockholders' equity was 8.10% versus 14.97% for the first quarter of 1998 and 1997, respectively.

Results of Operations

Net interest income of $20.1 million for the first three months of 1998 represented a $6.2 million increase from the same period in 1997. This was entirely due to the earning assets and financial resources acquired from Eastern Bancorp, Inc. (Eastern). Net interest margin was 4.51% and net interest spread was 4.52% during the first quarter of 1998, compared to 4.83% and 4.67%, respectively, during the same period in 1997. The lower margin and spread are also reflective of the mix of average earning assets and interest-bearing liabilities purchased from Eastern.

Noninterest income, net of securities gains, increased $3.3 million primarily due to a $1.9 million increase in deposit service charges, a $ 0.2 million increase in trust department income and a $1.1 million increase in other noninterest income. The increase in other noninterest income is largely due to a $0.4 million increase in gains on sold mortgages and a $0.3 million increase in ATM related fee income. The increase in deposit service charges and ATM fees is the result of activity associated with the former
VFB customers.

Noninterest expense increased $8.6 million in the first quarter of 1998 compared to the same period in 1997. This fluctuation is due to increases in staff expenses, occupancy and equipment expense, goodwill amortization and other noninterest expense of $3.0 million, $1.9 million, $1.1 million and $2.4 million, respectively. The increased expenses were caused by the addition of the former VFB operations into VNB. Included throughout these increases are $0.9 million in integration related expenses associated with the merger with Eastern. These expenses were additional compensation costs and outside services incurred to resolve operational and back office problems associated with the integration of VFB into VNB. Merger related expenses from the integration of Eastern are not expected to be a significant factor in future qaurters.

Asset Quality

Nonperforming assets totaled $19.6 million as of March 31, 1998, an increase from $8.5 million on March 31, 1997 and a decrease of $0.2 million from December 31,1997. The acquisition of Eastern Bancorp added $13.0 million of nonperforming assets to this total. As of March 31, 1998 nonperforming assets were 0.95% of total assets, up from 0.66% a year ago and 0.94% at year end.

The allowance for loan losses was $18.5 million at March 31, 1998, up from $8.5 million a year ago, reflecting the effect of the acquisition, and down from $18.9 million at December 31, 1997. The allowance for loan losses was 114% of nonperforming loans and 94% of nonperforming assets as of March
31, 1998, as compared with 176% and 163%, respectively, at March 31, 1997 and 111% and 65%, respectively, at year end.


The following table provides information with respect to the Company's past
due loans, the	Components of nonperforming assets and the allowance for
loan losses at the dates indicated:
                                             March 31,      December 31,
                                               1998            1997

Loans 90 days past due and still
 accruing interest                             $3,460         $6,055

Nonperforming assets:
     Nonaccrual loans                         $16,206        $17,006
     Other real estate owned                    3,408          2,794
Total nonperforming assets                    $19,614        $19,800
Nonperforming assets to period end
   loans net of unearned income, plus
   other real estate owned                       1.52%          1.50%
Allowance for loan losses                     $18,482        $18,943


The following table details the Company's impaired loans as of March 31, 1998:


	Total impaired loans	                                  $31,322
	Impaired loans with a specific valuation reserve	        5,803
	Valuation reserve for impaired loans	                    2,352
	Impaired loans without a specific valuation reserve	    25,519
	Average impaired loans	                                 32,311


Financial Condition

The March 31, 1998 consolidated balance sheet shows total assets of $2.1 billion, total deposits of $1.7 billion and total loans of $1.3 billion.
The Eastern Bancorp acquisition accounted for an approximate $810 million addition to assets, $644 million addition to deposits and $459 million addition to loans. Exclusive of the acquisition, Vermont Financial Services
Corp.'s assets and deposits remained unchanged, while loans decreased 0.1% between March 31, 1997 and March 31, 1998. As of March 31, 1998, goodwill had increased to approximately $60.5 million as a result of the Eastern
Bancorp acquisition. The amortization of this goodwill will create an after tax non-cash charge to net income of approximately $1 million per quarter for the next 15 years.

Compared to balances at December 31, 1997, assets decreased $35.1 million (2%), loans decreased $28.1 million (3%), while deposits increased $9.7 million
(1%). During the same period, securities available for sale decreased
$54.9 million, which enabled a $46.0 million reduction in borrowings.
While refinances of residential mortgages and loan portfolio sales have reduced the loan portfolio, recently the Company has been successful in acquiring new commercial loan customers, especially in the New Hampshire market. The growth in deposits is believed to indicate success in the Company's marketing strategy for deposit growth.

Capital Resources

Stockholders' equity increased from $213.6 million at year end to $216.5 million at March 31, 1998. Tangible equity as a percent of total assets increased from 7.46% at year end 1997 to 7.79% at March 31, 1998. This increase was a result of the earnings retained by the Company. Tier I and Total Risk Based Capital ratios increased to 12.74% and 14.00% from their year end levels of 11.98% and 13.24%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Recent Developments

	During 1998 the Company plans a major renovation to its branch operations in Chittenden County, Vermont at a total cost of $2-3 million. In addition, the Company plans to purchase new remittance processing equipment, upgrade
VNB's credit card software and purchase a new system for originating mortgage loans, each costing approximately $0.5 million. All additions will be funded through the operating activities of the Company.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

		NONE

ITEM 2.  CHANGES IN SECURITIES

		NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

		NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  NONE

ITEM 5.  OTHER INFORMATION

		NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

		NONE


VERMONT FINANCIAL SERVICES CORP.

Dated May 11, 1998	/s/__________________________________
               				John D. Hashagen, Jr.

Dated May 11, 1998	/s/__________________________________
				               Richard O. Madden




