Form 10-Q
period 1998-06-30
VERMONT FINANCIAL SERVICES CORP
filed 1998-08-13
CIK 706116

[ARTICLE] 9
[CURRENCY]

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               JUN-30-1998
[EXCHANGE-RATE]                                      1
[CASH]                                          85,909
[INT-BEARING-DEPOSITS]                           2,929
[FED-FUNDS-SOLD]                                 8,184
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                          0
[INVESTMENTS-CARRYING]                         515,179
[INVESTMENTS-MARKET]                                 0
[LOANS]                                      1,323,089
[ALLOWANCE]                                     18,609
[TOTAL-ASSETS]                               2,076,018
[DEPOSITS]                                   1,724,617
[SHORT-TERM]                                    31,971
[LIABILITIES-OTHER]                             22,144
[LONG-TERM]                                     20,040
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        13,290
[OTHER-SE]                                     203,277
[TOTAL-LIABILITIES-AND-EQUITY]               2,076,018
[INTEREST-LOAN]                                 56,664
[INTEREST-INVEST]                               16,414
[INTEREST-OTHER]                                   746
[INTEREST-TOTAL]                                73,824
[INTEREST-DEPOSIT]                              29,566
[INTEREST-EXPENSE]                              33,200
[INTEREST-INCOME-NET]                           40,624
[LOAN-LOSSES]                                    2,160
[SECURITIES-GAINS]                                 342
[EXPENSE-OTHER]                                 41,699
[INCOME-PRETAX]                                 15,135
[INCOME-PRE-EXTRAORDINARY]                      15,135
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     9,089
[EPS-PRIMARY]                                     0.69
[EPS-DILUTED]                                     0.68
[YIELD-ACTUAL]                                    4.52
[LOANS-NON]                                     15,719
[LOANS-PAST]                                     5,400
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                18,943
[CHARGE-OFFS]                                    3,730
[RECOVERIES]                                     1,236
[ALLOWANCE-CLOSE]                               18,609
[ALLOWANCE-DOMESTIC]                            18,609
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0




SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________________

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

________________________


For the Quarterly Period Ended June 30, 1998, Commission Files
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


Yes  X  No___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 1998  13,166,560









VEREMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES

INDEX

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets				3

Consolidated Statements of Income			4

Consolidated Statements of Cash Flows			5

Notes to Consolidated Financial Statements		6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations		7

Item 3.  Quantitative and Qualitative Disclosures about
About Market Risk					9

Part II Other Information					10

Signatures						10










VERMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES
Consolidated Balance Sheets(unaudited)
June 30, 1998 and December 31, 1997
(in thousands,except per share data)
                                                June 30,         December 31,

ASSETS                                            1998               1997

Cash and Due from Banks                      $   85,909        $      95,495
Interest Bearing Balances with Banks              2,929                   44
Federal Funds Sold                                8,184                2,470
    Total Cash & Cash Equivalents                97,022               98,009
Securities Available for Sale
  U.S. Treasury and U.S. Government Agencies    210,207              295,775
  Mortgage Backed Securities                    202,447              199,122
  State and Municipal                            10,246                9,987
  Other                                          92,279               22,765
    Total Securities Available for Sale         515,179              527,649
Loans:
  Commercial                                    183,536              166,418
  Commercial Real Estate                        263,232              273,089
  Residential Real Estate                       766,521              765,634
  Consumer                                      109,800              109,360
    Total Loans                               1,323,089            1,314,501
  Less:  Allowance for Loan Losses               18,609               18,943
    Net Loans                                 1,304,480            1,295,558
Premises and Equipment                           43,165               46,620
Real Estate Held for Investment                   1,277                1,298
Other Real Estate Owned (OREO) - net of
 reserve of $0 in 1998 and $0 in 1997             2,639                2,794
Goodwill & Other Intangibles                     59,404               61,729
Other Assets                                     52,852               63,795
    Total Assets                             $2,076,018           $2,097,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                     $  270,973           $  228,935
  Savings, NOW & Money Market Accounts          938,628              915,937
  Other Time:  Under $100,000                   436,627              472,437
               Over    $100,000                  78,389               68,863
    Total Deposits                            1,724,617            1,686,172
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                 60,679               87,818
Liabilities for Borrowed Money                   52,011               86,899
Other Liabilities                                22,144               22,967
    Total Liabilities                         1,859,451            1,883,856
Stockholders' Equity
Common Stock - $1 Par Value
   Authorized 20,000,000 shares
   Issued :               1998 - 13,289,710
                          1997 - 13,243,357      13,290               13,243
Preferred Stock - $1 Par Value
    Authorized 5,000,000 shares
Capital Surplus                                 117,106              116,640
Undivided Profits                                86,672               81,562
Security Valuation Allowance                      2,164                2,152
Treasury Stock,at cost - 1998 - 94,095
                         1997 - 52               (2,665)                  (1)
    Total Stockholders' Equity                  216,567              213,596
    Total Liabilities and
        Stockholders' Equity                 $2,076,018           $2,097,452

Diluted Tangible Book Value per
 share of Common Stock                           $11.92               $11.48


VERMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except share data)
(unaudited)
                                    Three Months Ended       Six Months Ended
                                        June 30,                  June 30,
                                    1998          1997       1998        1997

Interest Income:
Interest and Fees on Loans       $28,189       $20,129    $56,664     $39,550
Interest on Securities
   Available for Sale:
Taxable Interest Income            8,060         4,808     16,116       9,240
Tax Exempt Income                    189            28        298         179
Interest on Fed Funds Sold and
 Other Short Term Investments        311           158        746         224
Total Interest Income             36,749        25,123     73,824      49,193
Interest Expense:
Interst on Deposits               14,880         9,350     29,566      18,318
Interest on Fed Funds Purchased,
 Borrowed Money and Securities
 Sold under Agreements to
 Repurchase                        1,626         1,337      3,634       2,460
Total Interest Expense            16,506        10,687     33,200      20,778
Net Interest Income               20,243        14,436     40,624      28,415
Less: Provision for Loan Losses    1,035           700      2,160       1,450

Net Interest Income After
 Provision for Loan Losses        19,208        13,736     38,464      26,965
Other Operating Income
Securities Gains                     195             0        342           6
Trust Department Income            1,527         1,381      3,152       2,771
Service Charges on Deposit
 Accounts                          3,689         1,623      7,089       3,131
Credit Card Merchant Income          924           822      1,802       1,672
Other Loan Related Fee Income        510           114        562         243
Other Noninterest Income           2,633         1,698      5,423       3,349
Other Loan Related Fee Income
Total Other Operating Income       9,478         5,638     18,370      11,172

Other Operating Expense
Salaries and Wages                 7,716         5,023     15,198       9,806
Pension and Other Employee
 Benefits                          1,698         1,384      3,491       2,861
Occupancy of Bank Premises, net    1,830           914      3,722       1,906
Furniture and Equipment            2,270         1,165      4,384       2,274
Goodwill Amortization              1,130           173      2,259         344
FDIC Assessment                      128            35        260          67
Credit Card Merchant Expense         484           549      1,164       1,106
OREO & Collection Expense/Losses,
  net                                461           244        890         534
Other Noninterest Expense          4,996         3,184     10,331       6,086
Total Other Operating Expense     20,713        12,671     41,699      24,984
Net Overhead                     (11,235)       (7,033)  (23, 329)    (13,812)
Income Before Income Taxes         7,973         6,703     15,135      13,153
Applicable Income Tax Expense      3,163         2,193      6,046       4,243
Net Income                        $4,810        $4,510     $9,089      $8,910

Average Shares Outstanding
          Basic               13,250,521     9,683,173 13,254,546   9,593,958
          Diluted             13,344,812     9,793,318 13,352,517   9,711,926

Earnings Per Common Share (Based on
   Average Number of Common Shares
   Outstanding for the Respective
   Period) Net Income -- Basic     $0.36         $0.47      $0.69       $0.93
   Net Income -- Diluted           $0.36         $0.46      $0.68       $0.92


VERMONT FINANCIAL SERVICES CORP.
Condensed Statement of Cash Flows
(unaudited)
                                             6 months ended June 30,
                                           1998                  1997

OPERATING ACTIVITIES                              (in thousands)

Net Income                              $  9,089            $   8,910
Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses              2,160                1,450
    Provision for depreciation             3,615                2,002
    Amortization and accretion on
      securities                             227                  278
    Deferred income taxes                    117                1,160
    Security (gains)                        (342)                  (6)
    Proceeds  from sale of loans         120,432               32,184
    Loans originated for sale           (126,631)             (31,727)
    Losses on OREO                            87                   44
    Decrease (Increase) in interest
      receivable and other assets         16,011               (3,061)
    Decrease in real estate held for
      investment                              21                   25
    (Decrease) Increase in interest
      payable and other liabilities         (823)                 253
     NET CASH PROVIDED BY
        OPERATING ACTIVITIES              23,963               11,512
INVESTING ACTIVITIES
     Proceeds from the sale of the
       securities                          4,799               14,092
     Proceeds from the maturity of
       the securities                    139,022               34,564
     Purchases of securities            (131,225)             (49,127)
     Proceeds from sales of OREO           1,399                  877
     Net cash and cash equivalents
       from Eastern Bancorp.                   -               41,054
     Net decrease (increase) in loans     (6,214)              19,958
     Purchase of premises and equipment   (3,019)              (3,511)
     NET CASH PROVIDED BY INVESTING
        ACTIVITIES                         4,762               57,907
FINANCING ACTIVITIES
    Net (decrease) increase in deposits   38,445              (15,615)
    Net (decrease) in short-term
        borrowings                       (62,027)             (11,220)
    Issuance of common stock                 513                1,129
    Purchase of treasury stock            (2,664)                   -
    Cash dividends                        (3,979)              (2,772)
    NET CASH (USED BY) FINANCING
       ACTIVITIES                        (29,712)             (28,478)
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                              (987)              40,941
Cash and cash equivalents at beginning
   of period                              98,009               63,797
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                             $97,022             $104,738

Non-monetary Transactions:
     Transfer of loans to OREO for the periods ended  June
30, 1998 and 1997 totaled $1,331 and $513.


VERMONT FINANCIAL SERVICES CORP.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read with the audited financial statements and notes thereto included in the annual report on Form 10-K and Form 10-K/A. In the opinion of Management, all adjustments which are necessary for the fair presentation of the statement of the consolidated financial position of Vermont Financial
Services Corp., (VFSC or the Company), and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflected and all such adjustments are of a normal recurring nature.
Certain items from interest income have been reclassified to noninterest income and noninterest expense in accordance with Statement of Financial
Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and
Costs Associated With Originating or Acquiring Loans and Initial Direct Cost of Leases. There is no impact on net income associated with these reclassifications.

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

The FASB has also issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities", which provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The standard is effective for fiscal quarters beginning after June 15, 1999. The Company expects adoption of this standard to have an immaterial impact on its financial statements.

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

On October 14, 1997 the Company paid a two-for-one stock split which was effected as astock dividend. All per share and outstanding share amounts have been retroactively restated for the effects of this stock split.

5.	Comprehensive Income

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive
Income as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in unrealized investment gains and losses). Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Application of SFAS No. 130 has not impacted the amounts previously reported for net income or effected the comparability of previously issued financial statements.


The following table summarizes comprehensive income for the six months ended
June 30, 1998 and 1997:
                                            1998                1997

Net Income                                $9,089              $8,910
Other comprehensive income, net of tax:
    Unrealized gains (losses) on
     investments
    Unrealized holding gain (loss)
     arising during the period net of
     income tax expense (benefit) of
     $126 and $159 for 1998 and 1997,
     respectively.                           234                 296

     Less reclassification adjustment for
      gains included in net income net of
      income tax expense of $(120) and
      $(2) for 1998 and 1997, respectively.(222)                  (4)

Other comprehensive income                   12                  292
Comprehensive income                     $9,101               $9,202

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	For the Six-Month Periods Ended June 30, 1998 and 1997

Overview

	The first half of 1998 resulted in net income of $9,089,000, or a 2% increase over  $8,910,000 in earnings for the same period of 1997. Diluted earnings per share for the six months ended June 30, were $0.68 and $0.92 for the first half of 1998 and 1997, respectively. Diluted cash earnings per share (earnings before the effects of the amortization of goodwill) were $0.85 and $0.96 for the six months ended June 30, 1998 and 1997, respectively. The reduction in earnings per share reflects the additional shares issued in conjunction with last year's acquisition of Eastern Bancorp,Inc. and $850,000 of pre-tax expenses associated with the integration of Eastern's subsidiary, Vermont
Federal Bank(VFB), into Vermont Financial Services Corp.'s main banking subsidiary, Vermont National Bank(VNB).

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

Except for historical information contained herein, the matters discussed in this filing, may express "forward-looking" statements. Those "forward-looking" statements may involve risk and uncertainties, including statements concerning future events or performances and assumptions and other statements that are other than statements of historical facts. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors
- including, but not limited to, changes in laws, regulations or Generally
Accepted Accounting Principles; the Company's competitive position within the markets served or increasing consolidation within the banking industry;
certain customers and vendors of critical systems or services failing to comply with Year 2000 programming issues; unforeseen changes interest rates;
any unforeseen downturns in the local, regional or national economies - could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.
Vermont Financial Services Corp. does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.

Results of Operations

Net interest income of $40.6 million for the first half of 1998 represented a $12.2 million increase from the same period in 1997. The increase was primarily a result of the acquisition of earning assets and financial resources from Eastern Bancorp, Inc. Net interest margin was 4.52% and net interest spread was 4.47% during the first six months of 1998, compared to 4.91% and 4.67%, respectively, during the same period in 1997. A $614.6 million increase in largely lower yielding average earning assets caused the lower margin and spread.

Noninterest income, before securities gains, increased $6,862,000 primarily due to a $3,958,000 increase in service charges on deposits, a $381,000 increase in trust department income and a $910,000 increase in mortgage related fee income.

Noninterest expense increased $16,685,000 largely due to a $6,022,000, or 48%, increase in salaries and benefits. This increase was due to the additional staff associated with the purchase of Eastern and normal salary adjustments for existing staff. Primarily attributable to the Eastern merger were increases in occupancy/equipment expenses and goodwill amortization of $3,926,000 and $1,915,000. Other noninterest expense increased $4,438,000, or 72%, primarily due to the following:

	Expense Item			                  Increase(000)       		Increase (%)
	Marketing Expense			                  $527	      		       99%
	Professional Services(*)		             688       			     106
	Printing & Supplies			                 499      			       73
	Deposit Related Franchise Taxes(**)	   631       			     311
	Telephone Expense			                   638	       		     105
	Postage				                            537      			       89
					                          ------------     			----------
		(total)	                     		    $3,520       			     108%

(*)  does not include increase related to integration of VFB into VNB
(**) reflects 100% increase in statutory rate effective August 1,1998

Also included in this increase were $237,000 in expenses related to the "Year
2000" issue. In the Company's December 31, 1997 form 10-K, the Company estimated that incur between $1.5 million and $2.5 million of nonrecurring expenses over the course of 1998 and 1999 to protect against the potential problems from "Year 2000". Management's current projection is for an additional $1.2 million of Year 2000 expenses in 1998 and $1.5 million in 1999, primarily in the first half of that year. In addition, management is projecting approximately $1.0 million of capital expenditures for "Year 2000" during the course of 1998 and 1999. These will be depreciated over 3 to 5 years depending on useful life.

Asset Quality

Nonperforming assets totaled $18.4 million as of June 30, 1998, a $3.2 million decrease from $21.6 million on June 30, 1997 and a $1.4 million decrease from $19.8 million at December 31, 1997. As of June 30, 1997 nonperforming assets were 0.88% of total assets, down from 1.00% a year ago and 0.94% at December 31, 1997.

The allowance for loan losses was $18.6 million at June 30, 1998, down from $21.4 million a year ago and $18.9 million at December 31,1997, reflecting the lower levels of nonperforming assets. The allowance for loan losses was 118% of nonperforming loans and 101% of nonperforming assets as of June 30, 1998.

The following table provides information with respect to the Company's past
due loans, the 	Components of nonperforming assets and the allowance for
loan losses at the dates indicated:



                                         June 30,1998      December 31, 1997

Loans 90 days past due and still
 accruing interest                          $5,400              $6,055
Nonperforming assets:
     Nonaccrual loans                      $15,719             $17,006
     Other real estate owned                 2,639               2,794
Total nonperforming assets                 $18,358             $19,800
Nonperforming assets to period end
 loans net of unearned income, plus
 other real estate owned                      1.19%               1.50%
Allowance for loan losses                  $18,609             $18,943


The following table details the Company's impaired loans as of June 30, 1998:

	Total impaired loans              	$27,487
	Impaired loans with a specific
  valuation reserve	                  5,560
	Impaired loans without a specific
  valuation reserve                 	21,927
	Valuation reserve for impaired
  loans                              	2,319
	Average impaired loans            	$30,703

Financial Condition

Total assets of $2.1 billion, decreased $0.1 billion while total deposits of $1.7 billion and total loans of $1.3 billion, remained essentially the same as their June 30, 1997 balances. Compared to their yearend balances, assets, loans and deposits largely remained unchanged. As of June 30, 1998 goodwill had decreased to approximately $59.4 million from $60.8 million at June 30, 1997 and $61.7 million at December 31, 1997 as a result of finalization of the purchase accounting adjustments associated with the Eastern merger and normal amortization of approximately $1.1 million per quarter.

Capital Resources

Stockholders' equity increased from $213.6 million at year end to $216.6 million at June 30, 1998. Equity as a percent of total assets increased from 10.18% at year end 1997 to 10.43% at June 30, 1998. This increase was primarily the result of the earnings retained by the Company. Also, Tier I and Total Risk Based Capital ratios rose to 12.35% and 13.60% from their year end levels of 11.98% and 13.24%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Recent Developments

The Company has retained the services of a national consulting firm to review each business line and support area within its organization, including the mortgage banking, consumer lending, commercial loan, trust and the operations and technology area. The consultant's cost is $0.5 million and will be expensed in the third quarter. The Company expects that immediately realizable profit opportunities will offset most of the third quarter expense, but expects the most significant revenue enhancements and cost savings will not be seen until early 1999.

The Company also plans a major renovation to its branch operations in Chittenden County, Vermont at a total cost of approximately $2-3 million.
In addition, the company plans to purchase new remittance processing equipment, upgrade VNB's credit card software and purchase a new system for originating mortgage loans, each costing approximately $0.5 million. All additions will be funded through operations of the Company.

Effective June 11, 1998, James E. Griffin retired from the Company's Board of Directors after 26 years of service. Mr. Griffin is President of
J. R. Resources, Inc. of Rutland, Vermont.

The company announced on July 2, 1998 the election of Susan V. Duprey to a three year term on its Board of Directors effective July 16, 1998. Ms.
Duprey is currently President and shareholder in the law firm of Devine, Millimet and Branch, P.A. headquartered in Manchester, NH where she practices in the areas of real estate law, municipal law and health care law.

On May 21, 1998, the Company announced that its Board of Directors has authorized the repurchase of up to 500,000 shares of it's outstanding common stock, approximately 3.8% of the 13,275,970 shares outstanding as of March 31, 1998. Shares purchased under this program will be held in treasury stock to cover unexcercised stock options that are expected to be exercised in the future. The repurchase program will be accomplished through transactions on the open market. Through June 30, 1998. 106,000 shares had been repurchased at an average price of $28.42.


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity

See discussion and analysis of interest rate sensitivity and liquidity provided in the Company's Annual Report filed on Form 10-K and Form 10-K/A for the year ended December 31, 1997. There have been no material changes in reported market risks faced by the Company since the filing of the Company's Annual
Report Form 10-K and Form 10-K/A.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
		NONE

ITEM 2.  CHANGES IN SECURITIES
		NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
		NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 11, 1998 the Company held its annual meeting of stockholders. The first of the two items of business was the election of four directors, Allyn W. Coombs, Phillip M. Drumheller, John K. Dwight and Stephen A. Morse.
Each director was elected with over 96% of the votes cast in favor. The second of the two items was to ratify and approve the Vermont Financial
Services Corp. 1994 Amended and Restated Stock Option Plan. Over 94% of the votes cast were in favor.

ITEM 5.  OTHER INFORMATION

						NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

						NONE

			VERMONT FINANCIAL SERVICES CORP.

Dated August 11, 1998	/s/_____________________________________
			                   John D. Hashagen, Jr.

Dated August 11, 1998	/s/_____________________________________
                     	Richard O. Madden


