Form 10-Q
period 1998-09-30
VERMONT FINANCIAL SERVICES CORP
filed 1998-11-13
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________________

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

________________________


For the Quarterly Period Ended September, 1998, Commission Files
Number 0-11012

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


Yes  X  No___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 1998  12,847,914








VEREMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES

INDEX

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets				3

Consolidated Statements of Income			4

Consolidated Statements of Cash Flows			5

Notes to Consolidated Financial Statements		6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations		7

Item 3.  Quantitative and Qualitative Disclosures about
About Market Risk					9

Part II Other Information					10

Signatures						11










VERMONT FINANCIAL SERVICES CORP.


Consolidated Balance Sheets
September 30, 1998 and December 31, 1997
($ in thousands,except per share data)
(unaudited)

                                    September 30,           December 31,
ASSETS                                  1998                    1997
Cash and Due from Banks             $    70,837             $   95,495
Interest Bearing Balances with Banks      4,486                     44
Federal Funds Sold                       35,532                  2,470
    Total Cash and Cash Equivalents     110,855                 98,009
Securities Available
  U.S. Treasury and U.S. Government
    Agencies                            179,812                295,775
  Mortgage Backed Securities            211,697                199,121
  State and Municipal                     9,618                  9,987
  Other                                 116,086                 22,766
    Total Securities Available for Sale 517,213                527,649
Loans:
  Commercial                            202,467                166,418
  Commercial Real Estate                270,394                234,394
  Residential Real Estate               753,979                804,329
  Consumer                              116,632                109,360
    Total Loans                       1,343,472              1,314,501
  Less:  Allowance for Loan Losses       16,916                 18,943
    Net Loans                         1,326,556              1,295,558
Premises and Equipment                   41,691                 46,620
Real Estate Held for Investment           1,269                  1,298
Other Real Estate Owned (OREO) - net of
  reserve of $0 in 1998 and $0 in 1997    2,276                  2,794
Goodwill & Other Intangibles             58,269                 61,729
Other Assets                             52,171                 63,795
    Total Assets                     $2,110,300             $2,097,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                             $  263,591             $  228,935
  Savings, NOW & Money Market
    Accounts                            981,777                915,937
  Other Time:  Under $100,000           422,722                467,939
               Over  $100,000            86,055                 68,863
    Total Deposits                    1,754,145              1,681,674
Federal Funds Purchased and
  Securities Sold
  Under Agreements to Repurchase         74,231                 87,818
Liabilities for Borrowed Money           41,779                 86,899
Other Liabilities                        25,628                 27,465
    Total Liabilities                 1,895,783              1,883,856
Stockholders' Equity
Common Stock - $1 Par Value
   Authorized 20,000,000 shares
   Issued :     1998 - 13,292,559
                1997 - 13,243,357        13,293                 13,243
Preferred Stock - $1 Par Value
   Authorized 5,000,000 shares
Capital Surplus                         117,077                116,640
Undivided Profits                        89,248                 81,562
Other Comprehensive Income
  (see accompanying notes)                5,093                  2,152
Treasury Stock, at cost -
              1998 - 398,611
              1997 - 52                 (10,194)                    (1)
    Total Stockholders' Equity          214,517                213,596
    Total Liabilities and
       Stockholders' Equity          $2,110,300             $2,097,452
Fully Diluted Tangible Book Value
    per Share of Common Stock            $12.12                 $11.48




VERMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)
                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                     1998      1997          1998       1997

Interest Income:
Interest and Fees on Loans        $ 28,771  $ 29,766     $ 85,435    $ 69,316
Interest on Securities Available
 for Sale:
Taxable Interest Income              7,893     8,614       24,009      17,854
Tax Exempt Income                       27       282          325         461
Interest on Fed Funds Sold and
Other Short Term Investments           559       387        1,305         611
Total Interest Income               37,250    39,049      111,074      88,242
Interest Expense:
Interst on Deposits                 14,915    15,350       44,480      33,668
Interest on Fed Funds Purchased,
 Borrowed Money
 and Securities Sold under Agreements
  to Repurchase                      1,486     2,397        5,120      4,857
Total Interest Expense              16,401    17,747       49,600     38,525
Net Interest Income                 20,849    21,302       61,474     49,717
Less: Provision for Loan Losses        975       900        3,135      2,350
Net Interest Income After Provision
 for Loan Losses                    19,874    20,402       58,339     47,367
Other Operating Income
Securities Gains                        95       405          437        411
Trust Department Income              1,526     1,488        4,678      4,259
Service Charges on Deposit Accounts  3,386     3,224       10,475      6,355
Credit Card Merchant Income          1,209     1,094        3,011      2,766
Other Loan Related Fee Income          153       179          715        423
Other Noninterest Income             3,341     2,160        8,764      5,509
Total Other Operating Income         9,710     8,550       28,080     19,723
Other Operating Expense
Salaries and Wages                   7,824     7,522       23,022     17,328
Pension and Other Employee Benefits  1,755     1,569        5,246      4,430
Occupancy of Bank Premises, net      1,705     1,729        5,427      3,635
Furniture and Equipment              2,037     1,883        6,421      4,157
Goodwill Amortization                1,129     1,104        3,388      1,445
FDIC Assessment                        127       132          387        199
Credit Card Merchant Expense           831       700        1,995      1,806
OREO & Collection Expense/Losses, net  389       245        1,279        779
Other Noninterest Expense            5,818     4,845       16,150     10,935
Total Other Operating Expense       21,615    19,729       63,315     44,714
Net Overhead                       (11,905)  (11,179)     (35,235)   (24,991)
Income Before Income Taxes           7,969     9,223       23,104     22,376
Applicable Income Tax Expense        3,154     3,519        9,200      7,762
Net Income                         $ 4,815   $ 5,704      $13,904    $14,614


Average Shares Outstanding
          Basic                 13,054,743  13,310,111  13,187,133  10,846,288
          Diluted               13,157,846  13,429,078  13,289,381  10,950,940
Earnings Per Common Share
  (Based on
   Average Number of Common Shares
   Outstanding for the Respective Period)
   Net Income -- Basic               $0.37       $0.42      $1.05       $1.35
   Net Income - Diluted              $0.37       $0.42      $1.05       $1.34
(see accompanying notes)



VERMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES
Condensed Statements of Cash Flows
(unaudited)
                                                 9 months ended September 30,
                                                   1998               1997
OPERATING ACTIVITIES
(in thousands)

Net Income                                       $   13,904      $   14,614
Adjustments to reconcile net income
 to net cash provided
 by operating activities:
    Provision for loan losses                         3,135           2,350
    Provision for depreciation                        5,368           3,308
    Amortization and accretion on securities            327             408
    Deferred income taxes                               709          (2,247)
    Security (gains)                                   (437)           (411)
    Proceeds  from sale of loans                    176,452          99,323
    Loans originated for sale                      (184,045)        (69,313)
    Losses on OREO                                       95             119
    Decrease (Increase) in interest
      receivable and other assets                    15,588          (8,333)
    Decrease in real estate held for investment          29             422
    (Decrease) in interest payable and other
      liabilities                                    (1,837)         (6,587)
     NET CASH PROVIDED BY OPERATING ACTIVITIES
        OPERATING ACTIVITIES                         29,288          33,653
INVESTING ACTIVITIES
     Proceeds from the sale of the securities        12,842          91,924
     Proceeds from the maturity of the securities   223,668          55,983
     Purchases of securities                       (221,377)       (109,151)
     Proceeds from sales of OREO                      2,256           2,038
     Net cash and cash equivalents from
       Eastern Bancorp.                                   -          13,821
     Net (increase) decrease in loans               (28,373)            170
     Purchase of premises and equipment              (3,298)         (6,390)
     NET CASH (USED BY)PROVIDED BY INVESTING
        ACTIVITIES                                  (14,282)         48,395

FINANCING ACTIVITIES
    Net increase in deposits                         72,471          13,230
    Net (decrease)in short-term borrowings          (58,707)        (25,518)
    Issuance of common stock                            982           9,869
    Purchase of treasury stock                      (10,689)              -
    Cash dividends                                   (6,217)         (4,738)
    NET CASH (USED BY) FINANCING ACTIVITIES          (2,160)         (7,157)
INCREASE IN CASH AND CASH EQUIVALENTS                12,846          74,891
Cash and cash equivalents at beginning of period     98,009          63,797
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $110,855        $138,688

(see accompanying notes)
Non-monetary Transactions:
     Transfer of loans to OREO for the periods ended September 30, 1998 and 1997 totaled $1,833 and $2,078, respectively.


VERMONT FINANCIAL SERVICES CORP.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read with the audited financial statements and notes thereto included in the annual report on Form 10-K and Form 10-K/A. In the opinion of Management, all adjustments which are necessary for the fair presentation of the statement of the consolidated financial position of Vermont Financial
Services Corp., ("VFSC" or the "Company"), and the consolidated results of the Company's operations and cash flow for the interim periods presented herein are reflected and all such adjustments are of a normal recurring nature. Certain items from interest income have been reclassified to noninterest income and noninterest expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, "Accounting for Nonrefundable
Fees and Costs Associated With Originating or Acquiring Loans and Initial
Direct Cost of Leases". There is no impact on net income associated with these reclassifications.

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


The following table summarizes comprehensive income for the nine months ended
September 30, 1998 and 1997:
                                                  1998       1997
Net Income                                      $13,904     $14,614
Other comprehensive income, net of tax:
  Unrealized gains (losses) on investments
  Unrealized holding gain (loss) arising during
  the period net of income tax expense of  $126
  and $159 for 1998 and 1997, respectively.      3,204        2,841
  Less reclassification adjustment for gains
  included in net income net of income tax
  expense of $(174) and $(144) for 1998 and
  1997, respectively.
                                                  (263)       (267)
Other comprehensive income                       2,941       2,574
Comprehensive income                           $16,845     $17,188


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

For the Three-Month Periods Ended September 30,1998 and 1997

Net income for the three months ended September 30, 1998 was $4.8 million, a 16% decrease from the $5.7 million earned in the third quarter of 1997 and equal to $4.8 million earned in the second quarter of 1998. Diluted earnings per share for the third quarter of 1998 were $0.37 compared to $0.42 for the third quarter of 1997and $0.36 for the second quarter of 1998.

Net revenue for the third quarter of 1998 was $30.4 million up $0.9 million from the $29.5 million for the second quarter and up $1.0 million from the third quarter of 1997. Net interest income was $20.8 million for the third quarter, a $0.5 million decrease from the third quarter of 1997. A $24.0 million decrease in average earning assets and a 12 basis point decrease in net interest margin accounted for this reduction. Noninterest income was $9.7 million for the third quarter of 1998, a $1.2 million increase over the $8.5 million for the third quarter of 1997. Nearly all the increase was due to mortgage loan related fee income.

Noninterest expense for the third quarter of 1998 increased $1.9 million over the third quarter of 1997. This increase was primarily due to $0.8 million of expense related to two consultants and $0.6 million in "Year
2000" (see further discussion below) expenses.

For the Nine-Month Periods Ended September 30, 1998 and 1997

Overview

The nine months ended September 30, 1998 resulted in net income of $13,904,000, or a 5% decrease from $14,614,000 in earnings for the same period of 1997. Diluted earnings per share for the nine months ended
September 30, were $1.05 and $1.34 for the first nine months of 1998 and 1997, respectively. Diluted cash earnings per share (earnings before the effects of the amortization of goodwill) were $1.31 and $1.47 for the nine months ended September 30, 1998 and 1997, respectively. The reduction in earnings per share reflects the additional shares issued in conjunction with last year's acquisition of Eastern Bancorp, Inc. and $850,000 of pre-tax expenses associated with the integration of Eastern's subsidiary, Vermont Federal Bank(VFB), into Vermont Financial Services Corp.'s main banking subsidiary, Vermont National Bank(VNB).

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

Results of Operations

Net interest income of $61.5 million for the first nine months of 1998 represented a $11.8 million increase from the same period in 1997. The increase was primarily a result of the acquisition of earning assets and financial resources from Eastern Bancorp, Inc. Net interest margin was 4.49% and net interest spread was 4.42% during the first nine months of 1998, compared to 4.76% and 4.54%, respectively, during the same period in 1997. A $401.7 million increase in largely lower yielding average earning assets caused the lower margin and spread.

Noninterest income, before securities gains, increased $8,331,000 primarily due to a $4,120,000 increase in service charges on deposits, a $419,000 increase in trust department income, a $710,000 increase in ATM income and a $1,556,000 increase in mortgage related fee income .

Noninterest expense increased $18,601,000 largely due to a $6,510,000, or 30%, increase in salaries and benefits. This increase was due to the additional staff associated with the purchase of Eastern and normal salary adjustments for existing staff. Primarily attributable to the Eastern merger were increases in occupancy/equipment expenses and goodwill amortization of $4,056,000 and $1,943,000. Other noninterest expense increased $5,215,000, or 48%, primarily due to the following:


	Expense Item		                    	Increase(000)		Increase (%)
	Marketing Expense			                  $631			       79%
	Professional Services(*)		           1,688	 		     178
	Printing & Supplies			                 426	         33
	Deposit Related Franchise Taxes(**)    655			      124
	Telephone Expense			                   565			       45
	Postage				                            573			       53
				                              	   -----			    -----
		(total)			                         $4,538			       77%

(*)  does not include increase related to integration of VFB into VNB
(**) reflects 100% increase in statutory rate effective August 1,1998


Asset Quality

Nonperforming assets totaled $13.8 million as of September 30, 1998, a $12.0 million decrease from $25.8 million on September 30, 1997 and a $6.0 million decrease from $19.8 million at December 31, 1997. As of September 30, 1998 nonperforming assets were 0.65% of total assets, down from 1.20% a year ago and 0.94% at December 31, 1997.

The allowance for loan losses was $16.9 million at September 30, 1998, down from $20.6 million a year ago and $18.9 million at December 31,1997, reflecting the lower levels of nonperforming assets. The allowance for loan losses was 147% of nonperforming loans and 122% of nonperforming assets as of September 30, 1998. During the third quarter the Company sold $6.3 million of nonperforming assets at a $1.0 million discount, which resulted in charge-offs on these loans totaling $1.0 million during the third quarter. This sale reduced the level of nonperforming assets but was also the major cause of the quarter's high level of net charge-offs at $2.7 million. As a result of the reduced level of nonperforming assets the Company was able to reduce the provision for loan losses by $60,000 for the third quarter from the level of the two prior quarters.


The following table provides information with respect to the Company's past due loans, the Components of nonperforming assets and the allowance for loan losses at the dates indicated:
                                       September 30, 1998  December 31, 1997
Loans 90 days past due and still
 accruing interest                             $3,541             $6,055
Nonperforming assets:
     Nonaccrual loans                         $11,540            $17,006
     Other real estate owned                    2,277              2,794
Total nonperforming assets                    $13,817            $19,800
Nonperforming assets to period end
   loans net of unearned income, plus
   other real estate owned                       1.03%              1.50%
Allowance for loan losses                     $16,916            $18,943



The following table details the Company's impaired loans as of  September
30, 1998:

	Total impaired loans	                                   $23,757
	Impaired loans with a specific valuation reserve	         2,441
	Impaired loans without a specific valuation reserve     	21,316
	Valuation reserve for impaired loans	                       796
	Average impaired loans                                 	$28,967

Financial Condition

Total assets of $2.1 billion, decreased $0.1 billion while total deposits of $1.8 billion and total loans of $1.3 billion, remained essentially the same as their September 30, 1997 balances. Compared to their yearend balances, assets, loans and deposits largely remained unchanged. Increases of $36.0 million in each of Commercial Loans and Commercial Real Estate loans was mostly offset by a $51.0 million decrease in Residential Real Estate
Loans. These balances include the reclassification of approximately $60 million in loans from Commercial Loans to Commercial Real Estate Loans.
As of September 30, 1998 goodwill had decreased to approximately $58.3 million from $60.8 million at June 30, 1997 and $61.7 million at December
31, 1997 as a result of finalization of the purchase accounting adjustments associated with the Eastern merger and normal amortization of approximately
$1.1 million per quarter.

Capital Resources

Stockholders' equity increased from $213.6 million at year end to $214.5 million at September 30, 1998. Equity as a percent of total assets decreased from 10.17% at year end 1997 to 10.16% at September 30, 1998. This decrease was primarily the result of the earnings retained by the Company net of $10.7 million in stock repurchases under the 1998 stock repurchase plan described below. Also, Tier I and Total Risk Based Capital ratios decreased slightly to
11.89% and 13.14% from their year end levels of 11.98% and 13.24%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Year 2000
The Project

Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact. VFSC, like most financial service providers, is dependent on computer-generated information and processing and thus may be significantly affected by the Year 2000 issue. The Company began its Year 2000 Project in late 1996. The Year 2000 project has been structured following the guidance set forth in several statements that have been issued by the Federal Financial Institutions Examination Counsel
("FFIEC"). VFSC is monitored in its Year 2000 efforts by various regulators, including the Federal Reserve Board and the Office of the Comptroller of the Currency.

The overall project has five phases: awareness, assessment, renovation, validation and implementation. In the awareness phase, the Company defined the Year 2000 issue, communicated the Year 2000 issue to all employees and obtained executive level support and funding. In the assessment phase, the Company created a comprehensive Year 2000 plan which includes conducting an inventory of all systems which may be affected by the Year 2000 issue including facilities and related non-information technology systems
(embedded systems), such as vaults, alarms, elevators, telephone and electric power, computer systems, hardware, and services and products provided by third parties, and assessing the risk of non-compliance for each identified system. In the renovation phase, the Company renovates or fixes certain systems, while others are replaced or retired. In the validation phase, the Company conducts testing to ensure all systems, including renovated systems, are Year 2000 complaint for present and future dates. Finally, in the implementation phase, the Company places complaint systems in production. The Company has completed the awareness and assessment phases and is in the renovation and validation phases for all of its mission critical systems.

The Company purchases the software for its mission critical systems from nationally recognized vendors, and although it services these applications it does very little custom coding for those systems. In order to perform the assessment of its systems, the Company initiated communications with each vendor as to the Year 2000 readiness of their product(s) and continues to monitor vendor status. The Company has also initiated communications with its suppliers, data exchange partners and large customers to determine the status of their Year 2000 efforts.

Thus the renovation phase principally consists of the installation of the vendor identified Year 2000 compliant versions of the system and the validation of the functionality of the system as well as forward date
(dates in the next century) verification. As of September 30, 1998, Management estimates that 42% of the renovation has been completed.
The Company presently plans to have 75% of the renovation complete by December 31, 1998. Forward date testing is expected to be substantially complete, by that date, with the remainder of forward date testing and the validation of all internal and external data exchange interfaces to be completed by March 31, 1999. Validation of non-mission-critical systems will continue during 1999. The company's schedule meets the required regulatory deadlines.

Costs

Management estimates the costs of its Year 2000 project to be $4.0 million.
To date, $1.0 million has been expended with a total expenditure for 1998 estimated to be $2.2 million and for 1999, $1.8 million. The
$1.0 million already incurred includes $0.9 in operating expense(s) and $0.1 million in capital expenditures. The $4.0 million estimated total cost of the project includes $1.0 million for capital expenditures, including upgrades of hardware and software for ATM machines and software for the Retail Delivery System (teller/platform automation) which will be incurred primarily in 1998 and depreciated over three to five years depending on useful life.

The Company is relying primarily on internal staff resources to complete the project. The costs of the project will be obtained from normal operating budgets and are not expected to have a material effect on the Company.

Risks

There are many risks associated with the Year 2000 issue, including the possibility of a failure of the Company's computer and non-information technology systems.  Such failures could have a material adverse effect on the Company and may cause systems malfunctions, incorrect or incomplete transaction processing resulting in failed trade settlements, the inability to reconcile accounting books and records and disruptions of funding requirements. While the Company is attempting to mitigate the risks for systems under its control, the company obtains most of the
hardware and software from external vendors.   In addition, even if the
Company successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues.  The failure of third parties with which the Company has financial or operational relationships such as clearing organizations, regulatory agencies, other banks, borrowers,  counterparties, vendors and utilities, to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to the Company.

The Company has initiated communications with its commercial loan customers to assess their Year 2000 readiness. As of September 30, 1998 the Company had completed the assessment on approximately 75% of the dollar obligations represented by such customers. The Company continues to monitor these customers.

If the above mentioned risks are not remedied, the Company may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Company's franchise and legal liability.

Contingency Plan

The Company has initiated contingency planning for its mission critical systems and processes, including a business impact analysis and risk assessment of these processes. The contingency plan will be completed by 12/31/98 and will be monitored quarterly during 1999 for any changes or additional contingencies that may be required.

Recent Developments

The Company has retained the services of a national consulting firm to review each business line and support area within its organization, including the mortgage banking, consumer lending, commercial loan, trust and the operations and technology area. Costs totaling $0.7 million were expensed in the third quarter. The Company expects that immediately realizable profit opportunities will offset most of the third quarter expense, but expects the most significant revenue enhancements and cost savings will not be seen until 1999.

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
1998, the Company announced that its Board of Directors has authorized the repurchase of up to 500,000 shares of it's outstanding common stock, approximately 3.8% of the 13,275,970 shares outstanding as of March 31,
1998. Shares purchased under this program will be held in treasury stock to cover unexercised stock options that are expected to be exercised in the future. The repurchase program will be accomplished through transactions on the open market. Through September 30, 1998. 425,886 shares had been repurchased at an average price of $24.95.

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

ITEM 1.  LEGAL PROCEEDINGS
		NONE

ITEM 2.  CHANGES IN SECURITIES
		NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
		NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
		NONE

ITEM 5.  OTHER INFORMATION
		NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
		NONE

VERMONT FINANCIAL SERVICES CORP.

Dated November 12, 1998	_____________________________________
                      		John D. Hashagen, Jr.

Dated November 12, 1998	_____________________________________
                        Richard O. Madden
		Page 11 of 11



