Form 10-K405
period 1998-12-31
VERMONT FINANCIAL SERVICES CORP
filed 1999-03-23
CIK 706116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the fiscal year ended December 31, 1998

[   ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to the Form 10-K. [X]
As of January 31, 1999, 12,858,155 shares of Registrant's Common Stock were outstanding, and the aggregate market value of the shares of such Common Stock held by non-affiliates (based upon the closing sale price on the NASDAQ National Market System over-the-counter market) was approximately $385.7 million.

DOCUMENTS INCORPORATED BY REFERENCE:

None
     - The index for exhibits is on Page 60.

CAUTIONARY STATEMENT FOR PURPOSES OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company desires to take advantage of the "safe harbor"  provisions of the
Private  Securities Litigation Reform Act of 1995.   This Report contains
certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other
statements which are other than  statements  of historical fact.   The
Company wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiaries must comply, the cost of such compliance and the potentially material adverse effects if the Company or any of its banking subsidiaries were not in substantial compliance either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the effect of the "Year 2000" issue (i.e., that many current computer programs use only two digits to identify a year in the date field and cannot reflect a change in the century) on the Company's business and operations.

VERMONT FINANCIAL SERVICES CORP.
BRATTLEBORO, VERMONT

PART I

Item 1 - Business

Vermont Financial Services Corp. ("VFSC", or the "Company"), a Delaware corporation organized in 1990, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and its main office is located in Brattleboro, Vermont. Assets of VFSC were $2,142 million at December 31, 1998. VFSC owns 100 percent of the stock of Vermont National Bank (VNB) and United Bank (UB). On June 26, 1997 VFSC acquired Eastern Bancorp., Inc. (Eastern) and its subsidiary Vermont Federal Bank (VFB)
based in Burlington, Vermont. VFB was merged into VNB on September 22, 1997. VFSC also owns Vermont Service Corporation (VSC) , a real estate development company which it acquired from Eastern. VSC and its subsidiary company, Vermont East Coast Company (VECC), are joint venture partners in the ownership of development rights in a mobile home association known as "Williston
Woods".   VFSC has no other active subsidiaries and engages in no activities
other than holding the stock of VNB and UB (the Banks) and VSC.	On December
16, 1998, VFSC, Chittenden Corporation (NYSE: "CHZ"), and a wholly owned subsidiary of Chittenden Corporation, entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which VFSC will be merged with and into Chittenden Corporation (the Merger). The Merger is structured to qualify as a pooling of interests for accounting purposes and as a tax-free exchange of 1.07 shares of Chittenden Corporation common stock for each share of VFSC common stock and is expected to close in the second quarter of 1999. The completion of the Merger is subject to certain customary conditions, including without limitation the approval of the stockholders of each of VFSC and Chittenden Corporation and certain regulatory approvals.

Vermont National Bank
VNB, a national banking association, is the successor to the original Bank of Brattleborough, which was chartered in 1821. VNB is the largest bank in the State of Vermont with total deposits of $1,546 million, total loans of $1,182 million and total assets of $1,857 million at December 31, 1998.
VNB conducts business through 41 offices located in nine of Vermont's 14 counties, including the cities of Brattleboro, Burlington, Rutland and Montpelier and 16 offices located in four of New Hampshires 10 counties situated in the southeastern part of the state.

VNB offers a wide range of personal and commercial banking services, including accepting demand, savings, and time deposits; making and servicing secured and unsecured loans; issuing letters of credit; and offering fee based services. In addition, VNB offers a wide range of trust and trust related services, including services as executor, trustee, administrator, custodian and guardian. VNB lending services include making real estate, commercial, industrial, agricultural and consumer loans. VNB also offers data processing services consisting primarily of payroll and automated clearing house for several outside clients. VNB provides financial and investment counseling to municipalities and school districts within its service area and also provides central depository, lending, payroll and other banking services for such customers. VNB also provides safe deposit facilities, MasterCard and VISA credit card services. Over ninety percent of VNB's loans are made to individuals and businesses which are located in or have properties in Vermont or southeastern New Hampshire. In addition, VNB is a member of the Plus, NYCE, and VISA networks of ATMs and has access to the Honor, Cirrus, Discover, American Express and Master Card networks.

United Bank
UB is a Massachusetts chartered stock savings bank originally incorporated in 1855 as the Shelburne Falls Five Cent Savings Bank, which subsequently changed its name to the Shelburne Falls Savings Bank. In 1975, the Shelburne Falls Savings Bank merged with the Conway Savings Bank under the name of United Savings Bank (USB). In 1978, USB merged with the Haydenville Savings Bank. USB centralized its operations in Greenfield in 1981. In April, 1988 USB purchased the deposits, real estate, furniture and equipment of four (4) branch offices of First National Bank of Boston located in Shelburne Falls, Greenfield (2) and South Deerfield, all in Franklin County, Massachusetts. The deposits of these four offices totaled $40.4 million. In 1995 USB changed its name to United Bank. UB maintains full service banking offices in Greenfield (2), Conway, Hatfield, Haydenville, Shelburne Falls and South Deerfield. UB's market area is centered in Franklin County which abuts the southern borders of both Vermont and New Hampshire. At December 31, 1998 UB had total assets of $276 million, total loans of $187 million and total deposits of $244 million.

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

The Banks compete on local and regional levels with other commercial banks and financial institutions for all types of deposits, loans and trust accounts. Current principal competitors include metropolitan banks and financial institutions based in southern New England and New York City, many of which have greater financial resources. The continuing consolidation of the banking industry, together with changes in interstate banking and branching laws, increases the likelihood that the Banks will face increasing competition from national as well as regional competitors.

In the retail market for financial services, competitors include other banks, credit unions, finance companies, thrift institutions and, increasingly, brokerage firms, insurance companies, and mortgage loan companies.

In the personal and commercial trust business, competitors include mutual funds, insurance companies and investment advisory firms.

VFSC and its subsidiaries, on December 31, 1998, employed approximately 1,030 persons.

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

Allowance for Loan Losses. The Company evaluates the adequacy of the allowance for loan losses based upon historical experience, industry statistics and economic conditions. The evaluation is a result of the Company's loan rating process which assesses individual loans in the commercial, commercial real estate and construction categories as either - unrated, uncriticized, otherwise and especially mentioned, substandard, doubtful or loss. Loans in other portfolios are not individually assessed but may be assigned to one of the aforementioned categories when information is known to management which indicates such action is warranted.
Management applies the allowance percentages it considers appropriate to the balances in each rating category within each loan portfolio. These percentages are based on the Company's historical loss experience, industry trends and the actual or anticipated impact of economic conditions on the borrowers. In accordance with its regulatory requirements, the Company performs a detailed migration analysis on a quarterly basis to determine its historical loss experience. As a result of the Company's ongoing review, the percentage allocations are periodically adjusted as necessary when changes in the above-mentioned factors warrant. In addition, specific allowances for all loans considered impaired are determined in accordance with Statement of Financial Accounting Standards No. 114 "Allowance for
Loan Losses" below.


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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") permits a bank holding company to acquire banks in states other than its home state notwithstanding contrary provisions of state law, subject to the requirement that the bank holding company, before and after the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law) and to any state requirement that the bank have been organized and operating for a minimum period of time, not to exceed five years.

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

Dividends and Distributions. VFSC's ability to pay dividends depends upon the dividend income it receives from the Banks, which may be affected or limited by regulatory restrictions. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend that would impose undue pressure on the capital of subsidiary banks or that would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The Federal Reserve Board has determined that it may be an unsound practice for a bank holding company to pay dividends unless its net income over the preceding year is sufficient to fund fully each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. At December 31, 1998 the Banks had available approximately $3.5 million for payment of dividends to VFSC under regulatory guidelines. VFSC has a policy to pay out over time 35%-40% of net income to shareholders in the form of cash dividends. Earnings for prior years as well as prospective earnings are analyzed to determine compliance with this policy. Dividend payout rates for any one year may vary from this long term payout policy based on these analyses and projections of future earnings and future capital needs. For the three-year period ended December 31, 1998, an aggregate of $1.77 per share of dividends were declared. Diluted earnings per share for the same period was $4.73.

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

Regulation of VNB and UB

General. As a national bank, VNB is subject to supervision of and regulation by the Office of the Comptroller of the Currency (the "OCC"). UB is a stock-owned Massachusetts-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits and the Depository Insurance Fund (DIF) of Massachusetts, a private industry-sponsored insurer of excess deposits. Accordingly, UB is subject to examination, regulation and supervision by both the FDIC and the Massachusetts Commissioner of Banks. The Banks are also members of the Federal Home Loan Bank of Boston. Deposits at VNB are also insured by the FDIC and VNB is subject to examination, regulation and supervision by the FDIC.

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

The enforcement authorities of the Banks' primary federal banking regulators include the power to impose civil money penalties, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of laws or regulations governing their business activities. In addition, the FDIC has authority to terminate federal deposit insurance coverage with respect to banks that do not satisfy applicable regulatory capital requirements.

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

Deposit Insurance. The Banks' deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC to the legal maximum of $100,000 for each insured
depositor.    In addition, as a result of the merger of VFB into VNB,
certain deposit obligations of VNB are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIA provides that the FDIC shall set deposit insurance assessment rates on a semi-annual basis to ensure adequate BIF and SAIF reserves to cover BIF-insured and SAIF-insured deposits. BIF-insured and SAIF-insured deposits may be assessed at different rates. Also UB is required to be a member of the Massachusetts Deposit Insurance Fund ("DIF") as a state-chartered savings bank. Such membership provides deposit-insurance for all deposits in excess of those amounts covered by the FDIC.

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

Federal Home Loan Bank System. The Banks are members of the Federal Home Loan Bank of Boston, one of 12 regional Federal Home Loan Banks ("FHL Banks"), each subject to Federal Housing Finance Board ("FHFB") supervision and regulation. The FHL Banks provide a central credit facility for member-insured institutions. As members of the FHLB of Boston, the Banks are required to own shares of capital stock in the FHLB of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHL Bank, whichever is greater. The Banks are in compliance with this requirement with an investment in FHLB stock at December 31, 1998 of $13.2 million. The maximum amount which the FHLB of Boston will advance for purposes other than meeting withdrawals fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Boston, and the maximum amount is reduced by borrowings from any other source except debentures with more than one year to maturity and/or debentures covered by a sinking fund.

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

Leverage Capital Ratio. The regulations of the OCC and the FDIC require national and state nonmember banks, such as VNB and UB, to maintain a minimum "Leverage Capital Ratio" or "Tier 1 Capital" (as defined in the Risk-Based Capital Requirements discussed in the following paragraphs) to total assets of 3.0%. The regulations of the OCC and the FDIC further provide, however, that only banks with the highest federal bank regulatory examination rating and that are not experiencing or anticipating significant growth will be permitted to maintain a leverage capital ratio of only 3.0%. All other banks are required to maintain an additional margin of capital, equal to at least 1% to 2% of total assets, above the
minimum ratio.    The Federal Reserve Board's capital adequacy guidelines
impose substantially similar leverage capital requirements on bank holding companies on a consolidated basis.

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

Under the risk-based capital rules of the OCC and the FDIC, a bank's balance sheet assets and the credit equivalent amounts of the bank's off-balance sheet obligations are assigned to one of four risk categories, weighted at 0%, 20%, 50% or 100%, respectively. Applying these risk-weights to each category of the bank's balance sheet assets and to the credit equivalent amounts of the bank's off-balance sheet obligations and summing the totals results in the amount of the bank's total Risk-Adjusted Assets for purposes of the risk-based capital requirements. Risk-Adjusted Assets can either exceed or be less than reported balance sheet assets, depending on the risk profile of the banking organization. Risk-Adjusted Assets for institutions such as VNB and UB will generally be less than reported balance sheet assets because their retail banking activities include proportionally more residential mortgage loans with a lower risk weighting and relatively smaller off-balance sheet obligations.

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

At December 31, 1998, VFSC's consolidated Total and Tier 1 risk-based capital ratios and Tier 1 Leverage ratios were 13.03%, 11.78% and 7.51%, respectively. These ratios exceeded applicable regulatory requirements.
VNB and UB are considered "well capitalized" by their respective primary federal banking regulators and VFSC is considered "well capitalized" under applicable Federal Reserve Board regulations.

Item 2 - Properties

The principal offices of the Company and VNB are located at 100 Main Street in Brattleboro, Vermont. VNB operates 41 other branch locations throughout Vermont in the Counties of Addison, Chittenden, Washington, Rutland, Bennington, Franklin, Windsor, Orange and Windham. VNB also operates 16 branch locations in southeastern New Hampshire in the counties
of Rockingham, Strafford, Merrimack and Hillsborough.   Of these offices, 29
are owned by VNB, 21 are leased directly from independent parties as lessors, and 7 buildings are owned by VNB, but are situated on leased land. VNB also owns and occupies a building in Brattleboro which it uses for its operational functions. UB operates 7 branch offices throughout Franklin County, Massachusetts. Of these 7 offices, 5 are owned by UB and 2 are leased from independent lessors. Each offices is equipped with an ATM facility, all of which are owned by UB.


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


PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder
Matters

As of January 31, 1999, VFSC Common Stock consisted of 20,000,000 authorized shares, $1.00 par value per share, of which 12,858,155 were issued and outstanding (exclusive of treasury shares).  VFSC Common Stock is traded on NASDAQ-NMS.  The transfer agent and registrar for VFSC Common Stock is
VNB.
Presented below is the range of market prices paid on Common Stock of Vermont
Financial Services Corp. for each quarter in 1998 and 1997.
Dividends
Year	             Quarter          	High     	Low    	Declared
1998	                4th          	$33-3/4  	$19-5/8    	$.17
                    	3rd           	27-7/8    18-7/8     	.17
                     2nd           	30-5/8    26-1/4	     .15
	                    1st	           29       	25-1/8     	.15
1997	                4th          	$29      	$22-7/8    	$.15
	                    3rd           	27-3/16  	22-7/16    	.15
	                    2nd           	23-9/16  	19-11/16   	.15
                    	1st           	22-1/2   	17-5/8	     .15

Per the Company's stockholder reports, the approximate number of stockholders of record as of January 31, 1999 was 2,850.


Item 6 - Selected Consolidated Financial Data

		The following table sets forth selected data regarding the Company's operating results and financial position.  This data should be read in conjunction with Management's Discussion and Analysis and the Consolidated
Financial Statements and Notes thereto.  The results of operations, per share data and the total cash dividends, allowance for loan losses and nonperforming assets ratios as of and for the five years ended December
31, 1998 are derived from the financial statements of the Company.

                                           Year Ended December 31,
		                            1998       1997 (*)  	1996     	1995     	1994
	                               (Dollars in thousands, except per share data)

Results of Operations:
 Interest income			       $148,170	  $126,294	   $96,606	  $96,457	  $84,391
 Interest expense		   	     65,724	    55,962	    41,351 	  41,969   	33,293
 Net interest income			     82,446	    70,332    	55,255   	54,488   	51,098
 Provision for loan
  losses		                  	3,135	     3,250     	3,350	    3,900    	4,000
 Net interest income
  after provision for
  loan losses		            	79,311	    67,082    	51,905   	50,588	   47,098
 Other operating income		  	37,857    	29,059    	19,947   	17,549   	16,692
 Other operating expense		 	85,714    	69,002    	46,698   	45,999   	46,763
 Income before income
  taxes	                  		31,454    	27,139    	25,154	   22,138	   17,027
 Applicable income tax
  expense	 	               	12,341    	10,013	     8,539	    7,241    	5,159
 Net income			             $19,113	   $17,126	   $16,615	  $14,897	  $11,868
Balance Sheet Data At
 Year End:
 Total assets        			$2,142,424 $2,097,452 $1,312,981$1,246,669$1,205,421
 Loans, net of unearned
  income			              1,369,505	 1,314,501	   910,436  	893,470	  911,503
 Securities available
  for sale			              517,936   	527,649	   291,120  	249,682	  173,865
 Total deposits	       		1,789,017 	1,686,172 	1,083,258	1,033,957	1,012,869
 Stockholders' equity		   	214,313   	213,596	   119,717  	111,833   	90,457
Per Share Data:
 Basic earnings			           $1.46     	$1.52     	$1.79    	$1.60	    $1.30
 Diluted earnings			          1.45	      1.51      	1.77	     1.59	     1.29
 Total cash dividends
  declared	                	 	0.64      	0.60      	0.53     	0.43     	0.27
 Tangible book value at
  period end, diluted (1) 			12.25     	11.48     	11.87    	11.24     	9.18
 Average basic shares
  outstanding	         	13,102,672	11,257,292 	9,284,890	9,295,341	9,142,060
 Average diluted shares
  outstanding	         	13,222,300	11,364,920 	9,364,601	9,354,772	9,232,973
Selected Financial
 Ratios:
 Return on average
  total assets (2)	         	0.92%	     1.00%	     1.31%	    1.23%     	1.00%
 Return on average
  stockholders' equity(3)	  	8.90     	10.22     	14.51    	14.69     	13.23
 Net interest margin (4)   		4.48	      4.60      	4.81	     4.92	      4.74
 Cash dividends per share
  as a percentage of
  basic earnings per share		   44        	38	        29       	28        	21
 Average stockholders'
  equity to average assets		10.18      	9.80	      9.19     	8.69	      7.97
 Core (leverage) capital
  ratio at period end (5)	  	7.54      	7.46      	8.68     	8.77      	7.26
 Total risk-based capital
  ratio at period end (6)			13.03	     13.24     	15.09    	14.67	     13.03
 Allowance for loan losses
  to period end loans,
  net of unearned income		  	1.22	      1.44      	1.50	     1.65      	1.78
 Nonperforming assets to
  period end loans plus
  other real estate
  owned (7)		               	0.66	      1.50      	1.01     	1.67      	2.32
 Net charge-offs to
  average loans, net of
  unearned income			         0.41      	0.49      	0.50     	0.59      	0.62


(1)	Equal to stockholders' equity less intangibles divided by diluted end of period shares outstanding.
(2)	Based on average total assets after adjustment for unrealized gain (loss)
on securities available for sale.
(3)	Based on average total equity after adjustment for unrealized gain (loss)
on securities available for sale.
(4)	Net interest income stated on a fully taxable equivalent basis divided by average earning assets.
(5)	Equal to stockholders' equity less intangibles divided by total assets less intangibles.
(6)	Equal to stockholders' equity less intangibles plus the allowable portion of the allowance for loan losses divided by total risk weighted assets.
(7)	Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned.
(*) 1997 data is reflective of the acquisition of Eastern Bancorp. (See footnote 2 to the financial statements.)



Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

For the years ended December 31, 1998, 1997 and 1996.

Overview
Net income for 1998 was $19.1 million, up from the $17.1 million and $16.6 million earned in 1997 and 1996, respectively. Return on average assets was 0.92% in 1998, 1.00% in 1997 and 1.31% in 1996.  Return on average stockholders' equity was 8.90% in 1998, 10.22% in 1997 and 14.51% in 1996.
Basic earnings per share was $ 1.46, $1.52 and $1.79 in 1998, 1997 and 1996, respectively. Diluted earnings per share was $1.45, $1.51 and $1.77 for the same periods.
On June 26, 1997 the Company acquired Eastern Bancorp, Inc. ("Eastern") and its subsidiary Vermont Federal Bank, FSB ("VFB"), based in Williston,
Vermont. VFB was merged into VNB on September 22, 1997. Many of the fluctuations noted in this discussion were significantly impacted by this
transaction ("merger").   See note 2 to the Consolidated Financial
Statements for details.
	On December 16, 1998, VFSC, Chittenden Corporation (NYSE: "CHZ"), and a wholly owned subsidiary of Chittenden Corporation, entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which VFSC will be merged with and into Chittenden Corporation (the Merger). The
Merger is structured to qualify as a pooling of interests for accounting purposes and as a tax-free exchange of 1.07 shares of Chittenden Corporation common stock for each share of VFSC common stock and is expected to close in the second quarter of 1999. The completion of the Merger is subject to certain customary conditions, including without limitation the approval of the stockholders of each of VFSC and Chittenden Corporation and certain regulatory approvals.

Results Of Operations

Net Interest Income
The following table presents the major categories of earning assets and interest-bearing liabilities with their corresponding average balances, related interest income or expense and resulting yields and rates on a fully taxable equivalent basis for the years indicated.

	                                  1998 	                      1997	                       1996
		                               Interest	   Rate		          Interest	   Rate		          Interest	   Rate
                       	Average	  Income/   Earned/ 	Average	 Income/  	Earned/	 Average	 Income/	  Earned/
	                       Balance 	Expense(1)	Paid(1) 	Balance	Expense(1)	Paid(1)	 Balance	Expense(1) Paid(1)
                                                             (Dollars in thousands)
ASSETS
Earning assets:
	Loans, net of
  unearned income (2)$1,320,087 	$114,873	  8.70%	$1,117,325 	$99,138	  8.87%	  $896,417	 $80,614	  8.99%
	Taxable
  securities (3)       	449,380	   31,663	  6.34	    409,817  	26,649	  6.50	    250,590	  15,449	  6.17
	Tax exempt
  securities (3)		        9,863	      743	  7.53	     10,371	     789	  7.61	     11,099	     809	  7.29
	Federal funds sold
  and securities
  purchased under
	 agreements to resell		 27,536	    1,520	  5.52	     13,140	     723	  5.50	     14,869	     842	  5.66
	Interest-bearing bank
	   deposits		            4,338	      277	  6.39		     1,260	      48	  3.81		        34	       2	  5.88
	Total earning assets	1,861,204  	149,076	  8.01	  1,551,913 	127,347  	8.21	  1,173,009   97,716	  8.33
	Noninterest-earning
  assets:
	Cash and due from
  banks		                74,822	 		                   61,335			                   46,165
	Premises and equipment,
  net		                  44,412			                    35,850                     	24,146
	Other assets		         120,501                    			90,372			                   33,683
	Allowance for loan
  losses		              (18,108)				                 (17,469)             				   (14,461)
	Total assets		      $2,082,831		               		$1,722,001			          	    $1,262,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
	Savings and
  transactional
  deposits		          $951,608	  31,708  	3.33	     $770,556	  25,097 	3.26	     $612,780 	20,353	   3.32
	Certificates of
  deposit:
	   --$100,000 or more 	81,346   	4,038  	4.96	       54,587  	2,830	  5.18	       38,343	  2,025 	  5.28
	   --Under $100,000		 431,839  	23,478  	5.44	      392,474 	21,157	  5.39	      264,043	 14,679	   5.56
	Federal funds
  purchased and
	 securities sold under
	 agreements to
  repurchase	          	75,925	   3,635	  4.79	       76,135	  3,639	  4.78	       68,446	  3,181	   4.65
	Other borrowed funds		 48,988	   2,865	  5.85		      57,974	  3,239	  5.59		      18,678	  1,113	   5.96
	Total interest-bearing
  liabilities		      1,589,706	  65,724	  4.13	    1,351,726	 55,962	  4.14	    1,002,290 	41,351	   4.13
Noninterest-bearing
 liabilities:
	Demand deposits		     254,908		                    	185,174		                   	135,158
	Other liabilities		    26,221				                    16,338				                    9,077
	Total liabilities			                              1,553,238	                  	1,146,525
	Stockholders' equity		211,996				                   168,763				                  116,017
	Total liabilities
  and stockholders
	 equity		          $2,082,831		                 	$1,722,001			                $1,262,542

Net interest income
 (fully taxable
 equivalent)			                 83,352			                     71,385			                     56,365
Less fully taxable
 equivalent adjustments				       (906)				                   (1,053)		        		           (1,110)
Net interest income				        $82,446		                    	$70,332				                   $55,255

Net interest spread (4)				               3.88%		                      4.07%			                       4.20%

Net interest margin (5)				               4.48%		                      4.60%			                       4.81%


(1)	Includes a fully taxable equivalent adjustment based on a 35% federal income tax rate.
(2)	Average balances include nonaccrual loans but do not include deferred loan fees.
(3)	Taxable and tax-exempt securities are recorded at amortized cost.
(4)	The difference between the average rate earned on total earning assets and the average rate paid on total interest-bearing liabilities.
(5)	Represents net interest income (fully taxable equivalent) divided by average earning assets.

Net interest income increased $12.1 million or 17.2% to $82.4 million in
1998 from $70.3 million in 1997.  This compared to a $15.1 million or
27.3% increase in 1997 from 1996. On a fully taxable equivalent basis, net interest income increased $12.0 million, or 16.8%, from 1997 to 1998 and
$15.0 million, or 26.7%, from 1996 to 1997.  The growth in 1998 and 1997 was primarily due to increases in average earning assets of $309.3 million and $378.9 million.  During 1998, net interest margin and net interest spread decreased 12 and 19 basis points, respectively to 4.48% and 3.88%.
This decline was largely due to a 17 basis point decline in the yield on loans and 16 basis point decline in the yield on taxable securities as a result of a significant decline in market interest rates.  The fluctuations in the yields on securities, the net interest spread and net interest margin in 1997 were primarily influenced by the earning assets and the interest-bearing liabilities purchased from Eastern. Management anticipates that the Company's net interest margin in 1999 will continue to decline and that net interest income will remain stable due to higher levels of average
earning assets offset  by the decrease in margin.	Nearly all the growth in
the Company's earning assets and financial resources came as a result of the merger with Eastern. Assuming the merger with Eastern had occurred
January 1, 1997, average earning assets decreased $53.1 million from 1996 to 1997. Most of the pro-forma decrease is a result of a decrease in investment securities of $47.2 million as a result of management selling
$95.3 in long-term securities acquired from Eastern that were funded by short-term borrowings. During the same period, financial resources
decreased $54.7 million, or 2.9%.   This was largely due to a $59.7 million,
or 32.3%, decrease in fed funds purchased and other short-term borrowings. Management decided that in order to achieve a more balanced GAP position and a better mix of assets and liabilities it would be prudent to reduce the long-term securities acquired from Eastern that were funded by short-term liabilities. As a result $95.3 million of securities were sold subsequent to the merger in 1997, approximately the decrease in average federal funds purchased and other short-term borrowings.


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


			                        1998 vs. 1997	              1997 vs. 1996
                         Net                       		Net
 	                     Increase  Due to Changes in Increase  Due to Changes in
	                     (Decrease) Volume(1)	Rate(1)(Decrease) Volume(1)	Rate(1)
	                                              (in thousands)
INTEREST INCOME:
	Loans(2)			           $15,735 	$17,668 	$(1,933) 	$18,524 	$21,022 	$(2,498)
	Taxable securities			   5,014   	5,685    	(671)		 11,200  	10,330	     870
	Tax exempt securities			  (46)	    (38)	     (8)		    (20)	    (20)	      0
	Federal funds sold
  and securities
	 purchased under
  agreements to resell		  	797	     794	       3		    (119)	    (96)	    (23)
	Interest-bearing bank
  deposits	              		229     	179	      50		      46	      47	      (1)
	Total interest income	$21,729  	24,289  	(2,560)  		29,631 	31,283  	(1,652)

INTEREST EXPENSE:
	Savings and
  transactional
  deposits		            	6,611	   6,057     	554	   	4,744	   5,120    	(376)
	Certificates of
  deposit:
	 --$100,000 or more		  	1,208   	1,333	    (125)	    	805	     844	     (39)
	 --Under $100,000			    2,321	   2,125	     196		   6,478	   6,940	    (462)
	Federal funds
  purchased and securities
 	sold under agreements
  to repurchase		          	(4)    	(11)      	7	     	458	     367      	91
	Other borrowed funds			  (374)   	(520)    	146	   	2,126   	2,199	     (73)
	 Total interest
   expense			            9,762	   8,984	     778		  14,611	  15,470    	(859)
	Change in net interest
  income			            $11,967	  15,305	 $(3,338)	 $15,020	 $15,813	    (793)


(1)	The effect of changes due to both volume and rate have been allocated to the change in volume and change in rate categories in proportion to the relationship of the absolute dollar amounts of the change in each category.
(2)	Includes nonaccrual loans.

Provision For Loan Losses
	The provision for loan losses charged to operating expense is based upon management's judgment of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable and incurred losses. The factors evaluated include, but are not limited to: the size, composition, growth and quality of the loan portfolio, specific and potential problem loans, current economic conditions and their effect on a borrower's performance in relation to contract terms, historical loss experience by
loan type and loan collectibility.	The provision for loan losses in 1998
was $3.1 million compared to $3.3 million in 1997 and $3.4 million in 1996.
Net loans charged off were $5.4 million, $5.4 million and $4.5 million for
the respective years.   Nonperforming asset levels and the Company's local
economy continued to improve offsetting the need for a larger provision normally associated with a growing loan portfolio. Net charged off loans exceeded the provision in 1998 as the Company's non-performing assets declined to $9,079 from $19,800, a 54% decrease. Net charged-off loans exceeded the provision in 1997 due to the charge-off of one loan for approximately $2.0 million.

Other Operating Income And Other Operating Expense
In 1998, other operating income (net of securities gains) increased $8.6 million, or 30%, from 1997. Increases of $0.5 million in trust department income, $3.7 million in service charges on deposit accounts and a $4.5 million increase in other service charge income accounted for nearly all of the increase. $2.2 million of the increase in other service charges was due to mortgage related fee income as a result of a substantial increase in
refinancings during 1998.   The remainder of the increase in other service
charges and the increase in deposit service charges was almost entirely due
to the merger with Eastern.	In 1997, other operating income (net of
securities gains) increased $8.4 million, or 45%, from the $19.9 million
earned in 1996.   Increases of $1.7 million in trust department income and
$4.1 million in service charges on deposit accounts comprised 65% of this increase. The 66% increase in deposit service charges for 1997 was largely due to the Eastern merger. The 41% improvement in trust department income was largely due to the purchase of the Green Mountain Bank Trust
Department on August 31, 1996.

Total other operating expense increased $16.7 million, or 24%, in 1998 after increasing $22.3 million, or 48%, in 1997. Increases in salaries and benefits of $7.1 million and furniture and equipment costs of $4.2 million accounted for 68% of the increase in 1998 noninterest expense. These increases were primarily due to expenses for a full year on the operations acquired from Eastern in June of 1997. Other noninterest expense increased $2.5 million, or 14%, as a result of $1.3 million in consulting fees aimed at improving organizational efficiency and $1.0 million in external costs associated with the Year 2000 effort. The increase in 1997 was primarily a result of the merger. Expenses in the second half of 1997 versus the last six months of 1996 were up $19.8 million. Approximately $4.6 million of the increase in other operating expenses was due to expenses incurred as a result of unanticipated operational and back office problems associated with the integration of VFB into VNB. Operating expenses for 1997 were also impacted by approximately $0.4 million in connection with a shareholder appraisal case related to an earlier acquisition. The merger with Eastern, which was approximately two-thirds the former size of VFSC, largely accounted for the remainder of the increase. Amortization of the goodwill arising out of the merger which is being amortized over a fifteen year period results in expense of approximately $1 million per quarter.

Applicable Income Taxes
During 1998, 1997 and 1996 the Company recorded income tax expense of $12.3 million, $10.0 million and $8.5 million, respectively. The changes were almost entirely due to the level of pre-tax earnings and the increase in goodwill amortization in 1998 and 1997 which is a nondeductible expense for tax purposes. See also footnote 12 to the financial statements.

Financial Condition

Loans
The loan portfolio increased $55 million, or 4%, in 1998 following a $404 million, or 44%, increase in 1997. The 1997 increase was primarily due to the merger. In structuring the composition of its loan portfolio, the Company considers the following factors: profitability, liquidity, risk, rate sensitivity and service in its market area. It tries to maintain a balance between commercial lending (commercial , commercial real estate and construction loans) and consumer lending (residential real estate and consumer loans) with each representing between 40% and 60% of the total loan portfolio. During 1997 the commercial lending sector decreased from 42% of the loan portfolio to 33%, primarily as a result of the mix of loans acquired from Eastern. In 1998, it increased to 36% of the loan portfolio. It is management's intention to continue its focus on increasing the commercial lending sector of the loan portfolio.
Through the Banks, the Company makes commercial business loans to small and medium sized businesses in Vermont, Massachusetts and New Hampshire. Construction and commercial loans collateralized by real estate include loans collateralized by residential and commercial properties, office and industrial buildings, condominium development and land development
properties.   The Company limits both of these types of lending activities and the properties collateralizing these loans to its primary market areas in Vermont, Massachusetts, New Hampshire and adjacent communities in
neighboring states.   Approximately 54% of the commercial real estate
portfolio represents loans on owner occupied properties. Management's goal is to keep the construction loan portion of the loan portfolio below 5% of total loans. As of December 31, 1998 this sector represented 3% of the portfolio.
In 1998, the Company originated $244.4 million of residential mortgage loans for sale and sold $229.7 million of these loans in the secondary market, compared to $135.2 million originated and $117.7 million sold in 1997 and $119.2 million originated and $56.0 million sold in 1996. The 80% increase in mortgage loan originations in 1998 was primarily due to lower interest rates which resulted in a strong market for real estate sales and
refinancings.   The 15% increase in originations in 1997 was primarily due to the merger and the additional opportunities it afforded the Company.
At year end 1998, the mortgage portfolio serviced for others totaled $1,008.4 million compared to $1,056.6 million at year end 1997 and $412.2 million at year end 1996 and currently generates income of approximately $1.4 million per year. The $48.2 million, or 4.6%, reduction in 1998 was due to net amortization of existing balances. The increase in 1997 was almost entirely due to the merger. Of the residential real estate portfolio, 58% were adjustable rate loans and 42% were fixed rate loans at December 31, 1998. Residential real estate loans represented 55%, 58% and 47% of gross loans at year end 1998, 1997 and 1996, respectively. Consumer loans represented 9% of gross loans at December 31, 1998, 8% at December 31, 1997 and 11% at December 31, 1996.
The following table summarizes the composition of the Company's loan portfolio at the dates indicated.

			                                          December 31,
                      		1998	      1997	      1996	      1995	      1994
		                                          (in thousands)
Commercial(1) 	      	$203,851  	$166,418  	$181,372  	$170,162  	$207,299
Real Estate:
	Residential	         	758,888   	765,634   	429,657   	415,468   	389,033
	Commercial	          	241,235   	234,394   	177,339   	182,233   	186,185
 Construction			        45,350	    38,695	    25,205	    24,816	    25,033
	 Total real estate		1,045,473	 1,038,723	   632,201	   622,517	   600,251
 Consumer			           120,181	   109,360	    96,863	   100,791	   103,953
	 Total loans, net
   of unearned
   income         		$1,369,505	$1,314,501	  $910,436	  $893,470	  $911,503


(1)	Includes loans to Massachusetts and Vermont municipalities and industrial revenue bonds of $27,752, $20,730, $46,038, $24,874 and $44,669 for years 1998 through 1994, respectively.

The following table details the loan maturity and interest rate sensitivity of commercial, commercial real estate and construction loans, at December 31, 1998.

		                                      After One	  After
	                             Within	   But Within	  Five
		                           One Year	  Five Years	  Years	       Total
                                  	(Dollars in thousands)
Loans:
	With fixed interest
   rates		                    $46,696   	$50,447   	$143,725    	$240,868
 With variable interest
   rates		                   	240,118	     2,999	      6,451	     249,568
	Total 			                   $286,814	   $53,446	   $150,176	    $490,436


Nonperforming Assets And Risk Elements
Nonperforming assets are assets on which income recognition in the form of principal and/or interest has either ceased or is limited. It is the Company's policy to manage the loan portfolio so as to recognize and respond to problem loans at an early stage and thereby minimize losses.
All new loan originations, loan renewals, loans categorized as past due and classified loans are reviewed on a weekly basis by the administrative officers in charge of the commercial, mortgage and consumer loan portfolios. In turn, the status of these loans is reported in detail to senior management and the Loan Committee of the Board of Directors on a monthly basis. From these reviews, determinations are made on a case-by-case basis as to the
collectibility of principal and interest.	The following table provides
information with respect to the Company's past due loans and the components of nonperforming assets at the dates indicated.

	 			                                        December 31,
                      		      1998	    1997	    1996	   1995	    1994
                                    			(Dollars in thousands)

Loans 90 days or more past
 due and still accruing
 interest			                 $2,069  	$6,055  	$1,933  	$2,008  	$1,448
Nonperforming assets:
	Nonaccrual loans		          $7,904	 $17,006	  $7,812 	$11,695	 $16,491
	Other real estate owned		    1,175	   2,794	     697	   2,977	   4,487
	Restructured loans -
  accruing		                     	0	       0	     661	     316     	294
Total nonperforming assets			$9,079	 $19,800	  $9,170	 $14,988	 $21,272
Nonperforming assets to
 period end loans, net of
	unearned income, plus
 other real estate owned		   	0.66%	   1.50%	   1.01%	   1.67%	   2.32%


Loans 90 days or more past due and still accruing interest include loans that are adequately collateralized and are in the process of collection and loans which have exceeded their contractual maturity and are in the process of being renewed. At December 31, 1997, there were three loans, totaling $2.2 million, which were in the process of renewal. The remainder of the $4,122,000 increase in loans 90 days or more past due and still accruing interest in 1997 was due to loans acquired from Eastern.  During
1998, the aforementioned three loans totaling $2.2 million, renewed. The remainder of the $4.0 million decline in loans 90 days past due was addressed in accordance with the Company's nonaccrual and loan charge-off
policies.  	Additional interest income of $991,000, $1,342,000 and $739,000 would have been recorded in 1998, 1997 and 1996, respectively, if nonaccrual and restructured loans had been on a current basis in accordance with their original terms. Payments, totaling $645,000, $1,117,000 and $1,850,000 respectively, were received on nonaccrual loans during 1998,
1997 and 1996. All payments, were applied as principal reductions with the exception of $12,000 recorded as interest income in 1998 and $18,000 in
1997. Interest income is recognized solely on nonaccrual loans which are subsequently determined to have no doubt as to the ultimate collectibility
of principal.	At December 31, 1998, all nonaccrual loans were
collateralized. In addition, it is the Company's policy to obtain personal guarantees of the borrowers whenever it is possible. As of December 31,
1998, none of the total nonaccrual loans are current as to contractual terms.  Loans to three commercial borrowers, totaling $3.2 million represented 41% of nonaccrual loans.  Management expects to see improvement in 1999 over the 1998 charged-off loan total with no significant decrease in the level of nonperforming assets.  Management is not aware of any current recommendations by regulatory authorities or suggestions with respect to loans classified as loss, doubtful, substandard or special mention which, if they were implemented, would have a material effect on
the Company.     Also, management is not aware of any potential problem
loans other than those balances reported above and those described in footnote 10 to the financial statements as being impaired.

Allowance For Loan Losses
The allowance for loan losses is available to absorb probable losses which are inherent in the current loan portfolio. The adequacy of the allowance for loan losses, which is formally reviewed on a monthly basis by management, is evaluated according to the factors outlined in "Provision for Loan Losses". To maintain the allowance at an adequate level, current earnings are charged with an amount necessary to restore the allowance to the desired level. A loan loss is charged against the allowance when management believes the collectibility of principal and interest with respect to such loan is unlikely. The allowance for loan losses equaled $16.7 million, or 1.22% of the total loan portfolio at December 31, 1998, compared with 1.44% at year end 1997 and 1.50% at year end 1996. On December 31, 1998 the allowance for loan losses represented 184% of total nonperforming assets and 211% of nonperforming loans (which include nonaccrual and restructured
loans), compared to 96% and 111%, respectively, at year end 1997.     The
primary cause of the fluctuations noted above was the nonperforming assets and allowance acquired in the merger. On June 26, 1997 the Company acquired nonperforming assets of $13.0 million, nonperforming loans of $9.0 million and an allowance for loan losses of $7.5 million from Eastern. The following table provides an analysis of the allowance for loan losses and an analysis of loans charged off and recoveries by type of loan and for the years indicated.


	                                         Year Ended December 31,
                            		1998	     1997	     1996	   1995	     1994
                                     			(Dollars in thousands)
Allowance for loan losses
 at beginning of year		     $18,943   $13,647   $14,761   $16,236  	$17,815
Allowance acquired
 from Eastern		                   0    	7,488	        0	        0	        0
Loans charged off:
	Commercial, commercial
  real estate and
  construction		             (2,024)  	(3,637)	  (3,416)	  (4,533)  	(4,895)
	Real estate-residential	   	(2,518)    	(890)  	(1,047)	    (596)	    (650)
	Consumer			                 (3,690)  	(2,178)  	(1,570)  	(1,484)  	(1,240)
	   Total loans charged off		(8,232)	  (6,705)  	(6,033)  	(6,613)	  (6,785)
Recoveries of loans
 previously charged off:
	Commercial, commercial
  real estate and
  construction		              1,052	      743	    1,115      	772	      783
	Real estate-residential			     386	       57	       36	       40	        0
	Consumer		                  	1,415	      463	      418	      426	      423
	   Total Recoveries			       2,853	    1,263    	1,569	    1,238    	1,206
Net loans charged off 		     (5,379)  	(5,442)	  (4,464)  	(5,375)  	(5,579)
Additions to allowance
 charged to earnings	       		3,135	    3,250	    3,350	    3,900	    4,000
Allowance for loan losses
 at year end			             $16,699  	$18,943  	$13,647  	$14,761  	$16,236
Ratio of net charge-offs
 to average loans, net of
 unearned	income		            0.41%	    0.49%	    0.50%	    0.59%	    0.62%
Allowance for loan losses
 to period end loans, net
 of	unearned income		         1.22%	    1.44%	    1.50%	    1.65%	    1.78%


Net loans charged off in 1998 totaled $5,379,000 or 0.41% of average loans. This compares with $5,442,000 or 0.49% in 1997 and $4,464,000 or 0.50% in
1996. Net charge-offs on commercial, commercial real estate and construction loans declined 66% while net charge-offs on residential real estate and consumer loans, increased 156% and 33%, respectively. These fluctuations are reflective of the mix of loans acquired with the Eastern merger. In 1998 charged off loans associated with one lending relationship totaling $781,000 represented 15% of the net charge-offs for the year. No other charge-off exceeded 10% of the year's net loans charged off.
Over the last five years, the portion of the allowance for loan losses allocated to commercial and commercial real estate loans has decreased from 23% and 20%, respectively, to 15% and 18%, respectively. Over the same period the portion allocated to the residential real estate portfolio increased from 43% to 55%. These fluctuctions reflect the changing mix of the Company's loan portfolio, largely affected by the Eastern merger, and the inherent risks in these loan categories. The remaining category of the allowance for loan losses management feels is necessary based on its assessment of historical loss experience, industry trends and the impact of loan and regional economies on the Company's borrowers that may not have been captured in the previously mentioned risk classifications.
Over this five year period, the company's allowance for loan losses as a percentage of nonperforming assets has risen from 76% at December 31, 1994 to 184% at December 31, 1998, a level much more consistent with the Company's peers and industry trends.
While all segments of the Company's loan portfolio are subject to continuous quality evaluation, there is no precise method for predicting loan losses. An evaluation of the collectibility of a loan requires the exercise of management's judgment. Since the determination of the adequacy of the allowance is necessarily judgmental and involves consideration of various factors and assumptions, management is of the opinion that an allocation of the reserve is not necessarily indicative of the specific amount of future charge-offs or the specific loan categories in which these charge-offs may ultimately occur.
The following table summarizes the allocation of the allowance for loan losses at December 31, 1998, 1997, 1996, 1995 and 1994. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Also during the last five years, management provided an unallocated allowance for expected charge-offs not specifically identified in the loan portfolio.


			                                              December 31,
                  		1998	           1997	           1996	           1995	           1994
		                     Loan Type	     	Loan Type	     	Loan Type		     Loan Type		     Loan Type
	              Amount	 to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	             	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans
                                           		(Dollars in thousands)
Commercial		      $1,894 	15%     $2,178 	13%    	$2,637 	20% 	   $2,726 	19%	    $4,226 	23%
Real Estate-
   Commercial	      	385	 18	      3,998	 18	      2,161	 19	      1,010	 20	      4,597	 20
Construction		     1,942	  3	        121  	3	        407	  3	      2,033 	3	         488	  3
Real Estate-
   Residential   		3,243 	55	      4,440 	58      	1,651 	47	      1,398	 47	      1,061 	43
Consumer		         2,792	  9	      2,103  	8	      1,704	 11	      1,399	 11	      1,644	 11
Unallocated			     6,443	 	-	      6,103	  -	      5,087	  -	      6,195	  -	      4,220  	-
                 $16,699	100%	   $18,943	100%	   $13,647	100%	   $14,761	100%	   $16,236	100%


Investment Portfolio
The investment portfolio is utilized primarily for liquidity and secondarily for investment income. As a result, the portfolio is primarily comprised of short-term U. S. Treasury instruments and high grade municipal obligations, mortgage-backed securities and corporate bonds with short maturities.
The following table summarizes the composition of the Company's investment portfolio at the dates indicated. The portfolio is classified as available for sale and the values noted are therefore market values.


                                          December 31,
                                		1998	        1997	       1996
                                        	(in thousands)

U.S. Treasury and other U.S.
 Government agencies		          $167,785    	$295,775    	$194,727

State and political
 subdivisions		                   10,318       	9,987	      10,558
Mortgage-backed
  securities		                   223,910     	199,121      	67,055
Other securities (1)	          		115,923	      22,766	      18,780
   Total			                     $517,936	    $527,649	    $291,120


(1)	Includes money market overnight investments of $11,877, $7,348 and
$9,343 at year end 1998, 1997 and 1996, respectively.

During 1998 the investment portfolio decreased 2%, to $517.9 million at year end. During 1997 the portfolio increased 81%, to $527.6 million at year end. The total portfolio as a percent of total assets was 24% at year end 1998 compared to 25% and 22% at year end 1997.
Securities are carried at fair market value in the above tables.   During
1998, investment in Treasury and Agency Securities decreased $128 million, or 43%. Nearly offsetting this decrease was a 12.4% or $24.8 million increase in mortgage backed securities and 409.2% or $93.2 million increase in other securities in an effort to obtain higher yields. The significant change in the portfolio in 1997 was almost entirely due to the acquisition of the security portfolio of Eastern. The average maturity of the investment
portfolio is approximately 2.4 years.	The Company invests a portion of its
capital in marketable equity securities which comprised 3.3%, 2.9% and
3.1% of total investments at December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, $16.4 million of the $16.8 million marketable equity security portfolio were investments in the Federal
Reserve Bank and Federal Home Loan Bank.  Investments in these
institutions are carried at par, which equals market.	The following table
sets forth the maturities of the Company's investment securities at December 31, 1998 and the weighted average yields of such securities.
Weighted average yields on tax exempt obligations have been computed on a fully taxable equivalent basis assuming a federal tax rate of 35%. The yields are calculated by dividing annual interest, net of amortization of premiums and accretion of discounts, by the amortized cost of the securities at December 31, 1998.

		                                                       Maturing (at Market Value)
		                                                 After One But	   After Five But
	                                    Within	        Within Five	      Within Ten	      After
		                                  One Year	           Years	           Years	      Ten Years
                               		Amount	 Yield     	Amount	Yield	    Amount	Yield	 Amount	Yield
		                                                      (Dollars in thousands)
U.S. Treasury and other U.S.
	Government agencies		          $39,608  	5.36%  	$106,859 	5.51%  	$21,318 	7.01% 	$0 	0.00%
State and political
 subdivisions		                   2,173 	 6.56	      7,088 	6.51	     1,057	 5.91	   0	 0.00
Mortgage-backed securities		      4,512	  6.49	    218,533	 6.28	       865	 6.49	   0 	0.00
Other fixed income securities			 97,913  	5.89         		0 	0.00	    	1,174 	6.00		  0	 0.00
	Total	                       	$144,206           $332,480        		$24,414			      $0	 0.00
Tax equivalent adjustment
   for calculation of yield	       	$50			            $161		            $21		       $0

Does not include equity securities of $16,836 at December 31, 1998.

Deposits
	Average total deposits for 1998 of $1,719.7 million represented a $316.9 million, or 23%, increase from 1997's average, which had increased $352.5 million, or 34%, from 1996's average balances. Almost all of the average deposit growth was due to the merger. Deposits actually decreased $24.3 million, or 1.4%, from December 31, 1996 to December 31, 1997 comparing actual 1997 deposit balances with combined Eastern/VFSC balances for 1996.
From December 31, 1997 to December 31, 1998 total deposits grew $107.3 million, or 6%. Large CDs represented 5% of average total deposits in 1998 and 4% in 1997 and 1996. The majority of these deposits was obtained from local Vermont, Massachusetts and New Hampshire customers.
Management expects to continue to fund future asset growth primarily with core deposits as opposed to the more volatile large CDs and other borrowed funds.

	The following table summarizes the daily average amount of deposits for the years indicated, and rates paid on such deposits on the last day of the respective year.


			                                             December 31,
 	                               1998	             1997	           1996
		                          Amount	 Rate	     Amount	Rate	     Amount	Rate
	                                       (Dollars in thousands)

Demand deposits	          $254,908     -%  	$185,174	    -% 	$135,158	   -%
Interest-bearing
 transactional deposits	  	181,140	 1.20	    193,714 	2.62	   123,417 	2.46
Savings deposits	         	770,468	 3.40	    576,842 	3.42	   489,363	 3.49
Certificates of deposit:
	-$100,000 or more		        81,346 	4.62     	54,587 	5.22    	38,343	 5.00
	-Under $100,000			        431,839 	4.48	   	392,474 	5.11	  	264,043	 4.86
	Total			               $1,719,701	       $1,402,791	    		$1,050,324



The following table shows the maturity schedule of certificates of deposit of $100,000 or more at December 31, 1998.



                                                  	Certificates
                                                   	of Deposit
	                                                 (in thousands)


3 months or less		                                    $22,187
Over 3 through 6 months		                              26,432
Over 6 through 12 months	                              26,864
Over 12 months			                                      13,979
	Total			                                             $89,462



Capital Resources
The Company engages in an ongoing assessment of its capital needs in order to maintain an adequate level of capital to support business growth and ensure depositor protection. The Company's two sources of capital are internally generated funds and the capital markets. Primary reliance is
on internally generated capital.    	Stockholders' equity as a percent of
assets was 10.00%, 10.18% and 9.12% as of December 31, 1998, 1997 and
1996, respectively. Management's goal is to maintain a 7% equity to asset ratio so that the Company has sufficient capital to take advantage of expansion or capital opportunities that might arise. Average equity to average assets equaled 10.18%, in 1998, 9.80% in 1997 and 9.19% in 1996.
	As a result of the Federal Deposit Insurance Corporation (FDIC) Improvement Act of 1991 (FDICIA), bank regulators have established uniform capitalization standards. The ratios for the Company and its two subsidiary banks as of December 31, 1998 and 1997 place them in the
"well capitalized" category at each respective date.  Management's goal
is to remain "well capitalized".   See Note 14 to the Consolidated
Financial Statements.  	FDIC insurance rates vary depending on a bank's
capital ratio and regulatory rating. Well-capitalized institutions will be assessed less than those that are adequately capitalized, which in turn lower than the other categories. Both banks are currently assessed at the lowest available FDIC rate. With the merger of VFB into VNB, the Company acquired $625 million of SAIF-insured deposits which were assessed at a rate of 6.1 cents per $100 of deposits for 1998. The remaining deposits of both Banks are BIF-insured and were assessed at a rate of 1.2 cents per $100 of deposits for 1998. This compares with rates of 6.3 cents and
1.3 cents per $100 of deposits in 1997. The assessment rate for both Banks was $0.00 per $100 of deposits, subject to a $2,000.00 per year minimum in 1996. No assessment rate changes are anticipated for 1999.


Liquidity And Interest Rate Sensitivity
Liquidity is the ability of the Company to meet each maturing obligation or customer demand for funds.  VFSC's main source of liquidity is dividend's from its bank subsidiaries. As a result, the liquidity of the Company is largely dependent upon the liquidity and profitability of the Company's bank subsidiaries and their ability to pay dividends under applicable laws and regulations.
The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the asset/liability structure to obtain the maximum yield-cost spread on that structure.
The Company relies on its asset/liability structure to control interest rate risk.  However, a sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to
the same extent, or on the same basis.	A method used by asset liability
management to measure the interest rate risk exposure of the Company is the interest rate sensitivity "GAP" , which is the difference between assets and liabilities subject to rate change over specific time periods. There are limitations to GAP analysis, however, as rates on different assets and liabilities may not move to the same extent in any given time period. Competition may affect the ability of the Company to change rates
on a particular deposit or loan product.  	Liquidity measures the ability
of the Company to meet its maturing obligations and existing commitments, to withstand fluctuation in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity is monitored by the Company on an ongoing basis.  Ready asset liquidity is provided by cash and due from banks, sales of excess funds, loan repayments and an investment portfolio with short maturities and ready marketability. In addition, the Company has a strong core deposit base which supports a significant portion of its earning assets. Secondary liquidity is provided by the potential sale of loans and other assets, large certificates of deposit, short or long-term debt borrowings, federal funds purchased, repurchase agreements and borrowing from the Federal Reserve Bank. Both subsidiary banks are also members of the Federal Home Loan Bank (FHLB) with combined
borrowing capacity of $622 million.  	Effective asset/liability management
includes maintaining adequate liquidity and minimizing the impact of future interest rate changes on net interest income. The Company attempts to manage its interest rate sensitivity position through the composition of its loan and investment portfolios and by adjusting the average maturity of and establishing rates on earning assets in line with its expectations for future interest rates. The Company endeavors to maintain a cumulative gap ratio in all periods under one year of approximately one to one.
The following table displays the estimated distribution of the principal amounts of the Company's interest-earning assets and interest-bearing liabilities maturing or repricing over various time periods. The amounts of assets and liabilities reported in each time period were determined by the contractual terms of the asset or liability adjusted for projected repayments and prepayments of principal, where applicable. The prepayments are estimated based on the Company's experience. The actual maturity or repricing could differ substantially from those estimates if future prepayments differ from the Company's historical experience.
	The following table summarizes the Company's interest rate sensitivity over various periods at December 31, 1998.

			                                          Repricing Date
		                 0-30 Days 	31-90 Days	91-180 Days	181-365 Days	1-5 Years	Over 5 Years
			                                           (in thousands)
Earning assets:
	Loans (1)		         $316,294  	$63,823  	$112,111  	$171,057  	  $356,905  $341,411
	Investment
  securities (2) (3) 		25,949   	21,878    	35,232    	58,825     	333,809	   25,407
	Other earning assets		57,847	        0	         0	         0	           0	        0
	 Total             		400,090   	85,701   	147,343   	229,882     	690,714	  366,818
Interest-bearing
  liabilities:
	MMDA's (4)		         193,862    	8,786    	13,179    	58,459	     169,728       	 0
 	NOW's and Super
   NOW's (4)		          3,207    	6,412	     9,618	    50,558	     115,423	        0
 	Savings and
   Clubs (4)	         	23,246	   50,022    	72,367    	79,161     	148,451        	0
	Certificates of
  Deposit            		39,320   	74,039	   113,066   	131,997     	127,860	    7,790
	Borrowed Funds			     82,312	    6,209	       244	        13	      16,925	    6,204
	   Total			          341,947  	145,468	   208,474   	320,188     	578,387 	  13,994
Net Interest
 Sensitivity Gap			   $58,143	 $(59,767) 	$(61,131)  	$90,306	    $112,327 	$352,824
Cumulative Interest
 Sensitivity Gap		   	$58,143  	$(1,624) 	$(62,755)	$(153,061)	   $(40,734)	$312,090


(1)	Does not include non-accrual loans of $7,904 at December 31, 1998.
(2)	Does not include equity securities of $16,836 at December 31, 1998.
(3)	Repricing dates for mortgage-backed securities are based upon estimated actual principal prepayments obtained from third party sources.
Amounts differ from maturity distribution in Note 2 to the financial statements, which reports the original average life date for mortgage-
backed securities.
(4)	Estimated based upon historical experience over the last five years.


Market Risk
	The Company is subject to market risk from derivative and other financial
instruments.   Other than the market risk associated with fluctuations in interest rates, market risk is immaterial. Management attempts to imitate the interest rate risk inherent in its balance sheet by purchasing, originating or selling interest-sensitive assets or liabilities to minimize the impact of changes in interest rates. In order to accomplish this, management attempts to maintain a ratio of interest-sensitive assets to interest-sensitive liabilities near 1:1 at each maturity period .
	The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturities or next repricing date, in the case of variable rate instruments, and the instruments' fair values at December 31, 1998.
Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

		                                        Expected Maturity Date at December 31, 1998 (1)
                                                                       						There-	     Total	    Fair
                           	1999       	2000     	2001    	 2002	    2003	   after	     Balance	  Value
                                                      	(Dollars in thousands)

Interest-sensitive assets:
Loans receivable (net of
	unearned discount,
	gross of allowance:
	Single-family 1-4 units			$367,775   $49,576  	$42,152  	$10,493  	$6,071  	$266,576  	$742,643	$753,732
  Average interest rate			    7.61%	    7.65%	    7.36%	    6.97%	   7.55%	     7.75%	     7.74%
	Multi-family and
  nonresidential			         165,741	   16,942	   11,940	   14,396	  15,918	    75,221	   300,158	 307,616
  Average interest rate			    8.31%	    7.79%	    7.77%	    7.81%	   7.62%	     7.96%	     8.12%
	Consumer and
	 commercial			             177,463	   24,528	    8,784	   23,137	  13,524 	   79,270	   326,706	 335,651
	Average interest rate			     8.72%	   10.62%	   10.16%	    9.97%	   9.74%	     9.94%	     6.93%
Mortgage-backed securities			56,818	   42,138	   49,014	   34,238	  18,972	    20,620	   221,800  223,910
 Average interest rate	     		6.37%	    6.36%	    6.36%	    6.36%	   6.35%	     6.36%	     6.36%
Investment securities(2)(3)		91,074   	57,477   	68,408   	37,164	  20,091	    17,804	   292,018	 294,026
 Average interest rate			     5.89%	    5.57%	    5.84%	    5.70%	   5.90%	     6.15%	     5.81%
Other earning assets			      57,847	        -	        -	        -	       -	         -	    57,847 	 57,847
 Average interest rate			     4.60%	        -	        -	        -	       -	         -	     4.60%
Total interest-sensitive
 assets			                 $916,718	 $190,661	 $180,298	 $119,428  $74,576	  $459,491 $1,941,172	 $1,972,762

Interest-sensitive liabilities:
Deposits:
	Checking			               $132,812	  $75,726	  $75,726	  $75,727	 $29,422	   $88,268	  $477,681	$477,681
 Average interest rate	     		0.35%	    0.62%	    0.62%	    0.62%	   0.00%	     0.00%	     0.39%
	Savings			                 232,646	   46,903   	46,851	   46,849	       -	         -	   373,249	 373,249
 Average interest rate			     4.17%	    2.21%	    2.21%	    2.21%	       -	         -	     3.43%
	Money-market			            250,209	   60,735	   60,735	   60,734	  11,601	         -	   444,014	 444,014
 Average interest rate			     3.65%	    3.70%	    3.76%	    3.70%	   3.90%	         -	     3.80%
	Certificates			            381,511   	62,011	   16,201	   10,423	  15,419	     8,508	   494,073	 497,467
 Average interest rate			     5.10%	    5.67%	    5.28%	    5.43%	   5.37%	     6.03%     	5.21%
Borrowings:
	FHLB	                      		5,066	       70	    5,074	       81	  12,011	     5,222	    27,524	  27,524
 Average interest rate		      5.52%    	6.70%	    5.69%	    6.71%   	5.76%	     5.51% 	    5.66%
	Other			                    83,778	      605	        -	        -	       -	         -     84,383	  84,444
 Average interest rate			     4.05%	    4.71%	        -	        -	       -	         - 	    4.05%
Total interest-sensitive
	liabilities			          $1,086,022	 $246,050	 $204,587	 $193,814	 $68,453	  $101,998	$1,900,924	$1,904,379


(1)	For assets and liabilities expected maturities are contractual maturities adjusted for projected repayments and prepayments of principal or next contractual repricing opportunity in the case of variable rate instruments. The Bank uses certain assumptions to estimate fair values and expected maturities. The prepayment experience reflected herein is based on the Bank's historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from the Bank's historical experience.
(2)	Includes money market overnight investments at amortized cost and fair value of $11,877.
(3)	Includes equity securities at amortized cost and fair values of
$16,744 and $16,836, respectively.

The following variances in interest sensitive assets and liabilities occurred from December 31, 1997 to December 31, 1998:
Interest sensitive assets maturing within 1 year declined $41.3 million.
This was primarily due to a $3.9 million reduction in investment securities maturing within one year net of a $55.3 million increase in other short term earning assets- largely overnight sales of federal funds.  Interest sensitive liabilities maturing within 1 year increased $35.3 million largely due to a $99.5 million increase in the Company's "No Penalty CD"
product which must be classified as a savings account.  Offsetting this increase was a $64.9 million decline in short term FHLB borrowings inherited
from Eastern.  	During this same period, interest sensitive assets maturing
within 1-2 years declined $45.6 million due to nearly equal reductions in single family 1-4 unit loans and consumer and industrial loans.  Interest sensitive liabilities maturing within this same period declined $17.7 million primarily due to a $14.0 million decline in certificates of deposit.
	Interest sensitive assets maturing within 2-3 years increased $38.5 million primarily due to a $45.2 million increase in investment securities with this range of maturties.  Interest sensitive liabilities maturing within
2-3 years declined $18.4 million, largely as a result of a $23.0 million
reduction in certificates of deposit maturing in this time frame.	Interest
sensitve assets maturing within 4-5 years increased as a result of a $11.2 million increase in commercial and consumer loans while interest sensitive liabilities increased $23.9 million due to a $12.0 million increase in borrowings from the FHLB and nearly equal increases in checking accounts and certificates of deposits.  Interest sensitive maturing within 3-4 years increased $28.3 million largely as a result of an increase in investment securities with this range of maturities.
Interest sensitive liabilities expected to mature within 3-4 years declined
$3.1 million primarily due to a decline in FHLB borrowings maturing in this time frame.
Interest sensitive assets maturing beyond 5 years increased $99.8 million due to a $150.4 million increase in loans with this range of maturities as a result of decline in long term interest rates  throughout the year.  This increase was somewhat offset by decrease in mortgage-backed securities and investment securities of $12.9 million and $29.5 million, respectively.
Interest sensitive liabilities maturing beyond 5 years increased $20.1 million primarily due to an increase in checking accounts of $22.0 million.
	Overall, the Company's interest sensitive assets increased $99.8 million or 5.4% while the fair value of these assets increased $106.8 million or
5.7%.  The Company's interest sensitive liabilities increased $40.0 million or 2.2% while their fair value increased $45.1 million or 2.4%.

Year 2000
The Project
Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact. VFSC, like most financial service providers, is dependent on computer-generated information and processing and thus may be significantly affected by the Year 2000 issue. The Company began its Year 2000 remediation project in late 1996.
The Year 2000 project has been structured following the guidance set forth in several statements that have been issued by the Federal Financial Institutions Examination Counsel ("FFIEC"). VFSC and the Banks are
monitored in their Year 2000 efforts by various regulators, including the Federal Reserve Board, the Office of the Comptroller of the Currency, the FDIC and the Massachusetts Commissioner of Banks.
The overall project has five phases: awareness, assessment, renovation, validation and implementation. In the awareness phase, the Company defined the Year 2000 issue, communicated the Year 2000 issue to all employees and obtained executive level support and funding. In the assessment phase, the Company created a comprehensive Year 2000 plan which includes conducting an inventory of all systems which may be affected by the Year 2000 issue including facilities and related non-information technology systems
(embedded systems), such as vaults, alarms, elevators, telephone and electric power, computer systems, hardware, and services and products provided by third parties, and assessing the risk of non-compliance for each identified system. In the renovation phase, the Company renovates or fixes certain systems, while others are replaced or retired. In the validation phase, the Company conducts testing to ensure all systems, including renovated systems, are Year 2000 compliant for present and future dates. Finally, in the implementation phase, the Company places compliant systems in production.
The Company's banking subsidiaries, VNB and UB, maintain separate computer systems. Both VNB and UB have completed the awareness and assessment phases.  VNB has substantially completed the renovation and validation phases for all their mission critical systems.  UB is currently underway with the validation phase of the project and is also substantially complete
with the renovation portion of the project.	VNB and UB purchase the
software for their mission critical systems from nationally recognized vendors, and although they services these applications, they do very little custom coding for those systems. The Company considers its mission critical systems to be software used to maintain its general ledger, loan, deposit, item processing and ATM/EFT (Electronic Funds Transfer) applications. In order to perform the assessment of its systems, both VNB and UB have initiated communications with the appropriate vendors as to the Year 2000 readiness of their product(s) and continue to monitor vendor status. VNB and UB have initiated communications with their suppliers, data exchange partners and large customers to determine the status of their Year 2000 efforts.
The renovation phase principally consists of the installation of the vendor identified Year 2000 compliant versions of the relevant systems and the validation of the functionality of the systems as well as forward date (dates in the next century) verification. As of December 31, 1998, Management estimates that 83% of the renovation phase at VNB was completed. Forward date testing of VNB's systems was substantially complete at that date, with the remainder of forward date testing and the validation of all internal and external data exchange interfaces to be completed by March 31, 1999. Validation of VNB's non-mission-critical systems will continue during 1999. Validation of UB's non-mission critical systems will likewise continue during 1999. As of December 31, 1998, management estimates that the renovation phase of the project at UB was 85% complete. In addition, UB is currently underway with the validation phase (including forward date testing) as is expected to complete this phase of the project by March 31, 1999. VNB's schedule to date in addressing the Year 2000 issue, meets the applicable regulatory guidelines. UB has been notified by the FDIC that it is behind the timetable prescribed by them for certain requirements of the FFIEC. As a result, on February 19, 1999 UB entered into an agreement with the FDIC which specified certain Year 2000 compliance steps that must be completed in the near term. The Company has allocated additional resources to UB's Y2K project and expects that UB's schedule for Year
2000 compliance will be within this agreement and FDIC parameters by March 31, 1990.

Costs
Management estimates the costs of its Year 2000 project to be $4.4 million. As of December 31, 1998, $2.3 million has been expended. The estimated expenditure for 1999 is $1.9 million and for 2000, $0.2 million. The $2.3 million already incurred includes $1.7 in operating expense(s) and $0.6 million in capital expenditures. The $4.4 million estimated total cost of the project includes $0.8 million for capital expenditures, including upgrades of hardware and software for ATM machines and software for the Retail Delivery System (teller/platform automation) which were incurred primarily in 1998 and will be depreciated over three to five years
depending on useful life.	 The Company is relying primarily on internal
staff resources to complete the project. The costs of the project will be obtained from normal operating budgets and are not expected to have a material effect on the Company.

Risks
There are many risks associated with the Year 2000 issue, including the possibility of a failure of the Company's computer and non-information technology systems. Such failures could have a material adverse effect on the Company and may cause systems malfunctions, incorrect or incomplete transaction processing resulting in failed trade settlements, the inability to reconcile accounting books and records and disruptions of funding requirements. While the Company is attempting to mitigate the risks for systems under its control, the Company obtains most of the hardware and software from external vendors. In addition, even if the Company successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The failure of third parties with which the Company has financial or operational relationships such as clearing organizations, regulatory agencies, other banks, borrowers, counterparties, vendors and utilities, to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to the Company.
The Company has undertaken to communicate communications with its commercial loan customers to assess their Year 2000 readiness. As of December 31, 1998 the Company had completed its assessment of 100% of the target portfolio, which includes all commercial loans in excess of $250,000. If the above mentioned risks are not remedied, the Company may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Company's franchise and legal liability.

Contingency Plan
The Company has initiated contingency planning for its mission critical systems and processes, including a business impact analysis and risk assessment of these processes. A draft contingency plan (the "Plan") was completed by December 31, 1998. This will be reviewed and enhanced by senior management and will be completed by June 30, 1999. The Plan will be monitored quarterly for the remainder of 1999 for any changes or additional contingencies that may be required.

Recent Developments

Merger with Chittenden Corporation
On December 16, 1998, Chittenden Corporation ("Chittenden"), Chittenden Acquisition Subsidiary, Inc., a wholly owned subsidiary of Chittenden, and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides for a series of related transactions pursuant to which the Company will be merged with and into Chittenden (the "Merger"), with Chittenden being the surviving corporation. Under the terms of the Merger Agreement, at the Effective Time (as such term is defined in the Merger Agreement), each outstanding share of common stock, par value $1.00 per share, of the Company will be converted into the right to receive 1.07 shares of Chittenden common stock, par value $1.00 per share (subject to adjustment under certain circumstances).
Each holder of shares of the Company's common stock who would otherwise be entitled to receive a fractional share of Chittenden common stock will receive cash in lieu thereof. The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and to be accounted for as a pooling of interests. The consummation of the Merger is subject to certain customary conditions, including without limitation the approval of the stockholders of each of the Company and Chittenden and certain regulatory approvals. In connection with the parties' execution of the Merger Agreement, the Company and Chittenden also entered into a Stock Option Agreement, dated December 16, 1998, pursuant to which the Company granted Chittenden an option to purchase, subject to certain terms and conditions contained therein, up to an aggregate of 19.9% of the outstanding shares of the Company's common stock. The option was granted as an inducement to Chittenden's willingness to enter into the Merger Agreement.

Other
January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS)No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other
comprehensive income.  	January 1, 1998, the Company adopted SFAS No. 131,
Disclosures about Segments of an Enterprise and Related Information, in its December 31, 1998 financial statements. SFAS No. 131 has established revised standards relating to the reporting of financial and descriptive information about the operating segments of an enterprise in its financial statements. Operating segments are those components of an enterprise that are evaluated regularly by the chief operating decision maker with regard to the allocation of resources and assessing performance. VFSC's chief operating decision maker is its' President and Chief Executive Officer.
In addition, the Company has identified its operating segments as its two banking subsidiaries, VNB and UB.  See Note 16 to the financial
statements for further discussion.	During 1999, the Company plans a
major renovation to its branch operations in Chittenden County, Vermont at a total cost of $2 to $3 million. No other additions to plant and equipment are expected to exceed $0.5 million. All additions will be funded through the operations of the Company.
The Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in its 1999 financial statements. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as either assets or liabilities and must be carried at their fair value. In addition, VFSC will be required to adopt SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans held for Sale by a Mortgage Banking Enterprise". This statement requires that after an enterprise securitizes a mortgage loan held for sale, it must then classify the resulting mortgage-backed security as a trading security. These statements are not anticipated to have a material impact on the financial statements of the Company.

Item 8 - Financial Statements and Supplementary Data


Consolidated Balance Sheets

		                                                          December 31,
	                                                       	1998        	1997
	                                (Dollars in thousands, except share amounts)
Assets
Cash and due from banks		                        	     $63,346	     $95,495
Interest-bearing deposits with other banks		            	1,661          	44
Federal funds sold and securities purchased under
	agreements to resell			                                56,186       	2,470
	   Total cash and cash equivalents		                 	121,193      	98,009
Securities available for sale
	U.S. Treasury and U.S. Government Agencies			         167,785     	295,775
	Mortgage-backed securities		                         	223,910     	199,121
	State and Municipal		                                 	10,318       	9,987
	Other securities		                                   	115,923      	22,766
	   Total securities available for sale		             	517,936     	527,649
Loans			                                             1,369,505   	1,314,501
	Less:  allowance for loan losses	                   		(16,699)    	(18,943)
	   Net loans	                                     		1,352,806   	1,295,558
Premises and equipment, net	                          		41,571	      43,761
Real estate held for investment			                       1,251	       1,298
Other real estate owned (OREO)
 	(Net of valuation reserve of $28 at
  December 31, 1998 and $0 at
	 December 31, 1997)	                		                  1,175       	2,794
Goodwill and other intangibles			                       56,966      	61,729
Other assets			                                         49,526      	66,654
	Total assets		                                    	$2,142,424	  $2,097,452


Liabilities and Stockholders' Equity
Deposits:
	Demand		                                       	     $292,466 	  $228,935
	Savings, NOW and money market accounts			           1,002,478	    915,937
	Time deposits			                                      494,073    	536,802
	   Total deposits		                                	1,789,017	  1,681,674
Federal funds purchased and securities sold
	under agreements to repurchase			                      83,778     	87,818
Liabilities for borrowed money	                       		28,129     	86,899
Other liabilities		                                    	27,187     	27,465
	Total liabilities		                                	1,928,111  	1,883,856

Commitments and contingencies

Stockholders' Equity:
	Preferred stock - $1 par value;
	   Authorized 5,000,000 shares			-	-
	Common stock - $1 par value;
	   Authorized 20,000,000 shares
	   Issued:  1998 - 13,293,465
             1997 - 13,243,357			                      13,293	     13,243
	Capital surplus			                                   116,894 	   116,640
	Undivided profits			                                  92,273     	81,562
	Other Comprehensive Income			                          2,651      	2,152
	Treasury stock, at cost - 1998 - 438,547  shares
                           1997 -      52 shares		   	(10,798)        	(1)
	   Total stockholders' equity		                     	214,313    	213,596
	   Total liabilities and stockholders' equity			  $2,142,424 	$2,097,452


See accompanying notes to consolidated financial statements.


Consolidated Statements of Income

		                                          For the years ended December 31
	                                              	1998	    1997	     1996
                                             		(Dollars in thousands,
	                                              	except per share amounts)

Interest Income
Interest and fees on loans			                $114,282  	$98,429  	$79,782
Interest on securities available for sale:
	Taxable interest income			                    31,663	   26,638   	15,504
	Tax exempt interest income			                    428	      456	      478
	Fed Funds sold and securities purchased
  under resale agreements		                    	1,797	      771	      842
	Total interest income		                     	148,170	  126,294	   96,606
Interest Expense
Interest on deposits:
	Certificates of deposit over $100,000		       	4,038	    2,830	    2,025
	Other deposits			                             55,186   	46,254	   35,032
Interest on federal funds purchased,
 borrowed money and securities
	sold under agreements to repurchase			         6,500	    6,878	    4,294
	Total interest expense			                     65,724	   55,962	   41,351
Net interest income		 	                        82,446   	70,332   	55,255
Provision for loan losses		                    	3,135	    3,250	    3,350
Net interest income after provision
 for loan losses			                            79,311	   67,082	   51,905
Other Operating Income
Securities gains, net		                          	866	      688	       11
Trust Department income			                      6,245	    5,761	    4,109
Service charges on deposit accounts			         13,926	   10,220	    6,165
Credit card fees			                             4,188	    3,801    	3,219
Mortgage servicing income			                    1,364	    1,800	    1,698
Other service charges, commissions and fees			 11,268    	6,789	    4,745
	Total other operating income			               37,857   	29,059   	19,947
Net interest and other operating income			    117,168	   96,141   	71,852
Other Operating Expense
Salaries and wages			                          31,156	   25,012	   18,275
Pension and other employee benefits			          7,096    	6,114	    5,160
Occupancy of bank premises, net			              7,125	    5,346    	3,447
Furniture and equipment			                      8,686	    6,285	    3,980
Goodwill and other intangible amortization		   	4,516	    2,601	      440
Net OREO and collection expenses and losses			  1,438    	1,155	    1,780
Printing and supplies		                        	2,191    	2,044    	1,157
FDIC insurance			                                 508      	331        	4
Credit card merchant expense			                 2,852	    2,506	    2,093
Other				                                      20,146   	17,608	   10,362
	Total other operating expense			              85,714   	69,002   	46,698
Income before income taxes			                  31,454   	27,139	   25,154
Applicable income tax expense			               12,341	   10,013	    8,539
Net Income			                                 $19,113   $17,126	  $16,615

Earnings Per Common Share:
	Basic                                       			$1.46	    $1.52	    $1.79
	Diluted			                                     $1.45	    $1.51	    $1.77


See accompanying notes to consolidated financial statements.


Consolidated Statements of Changes in Stockholders' Equity

                                   	For the years ended December 31, 1998, 1997 and 1996 (*)
					                                                        Other
			                              Common	Capital	 Undivided	  Comp 	Treasury
		                                Stock	Surplus	  Profits	  Income	  Stock	   Total
                  	                   (Dollars in thousands, except per share amounts)

Balance, December 31, 1995		     	9,766  	44,544  	59,464     	9   	(1,950)  	111,833
Net income			                         -	       -	  16,615	     -	        -	    16,615
Issuance of 8,702 shares of
 common	stock under
 employee stock	purchase
 plan	                              		9     	135	       -	     -	        -	       144
Exercise of options			                -	    (144)	      -	     -      	618	       474
Purchase of 198,000 shares
 under 1996 stock
 repurchase plan                     	-       	-	       -	     -	   (3,555)	    (3,555)
Issuance of 9,774 shares of
 common stock	under dividend
 reinvestment plan			                10	     162	       -	     -	        -	        172
Other comprehensive income			         -       	-	       -	(1,038)       	-	     (1,038)
Cash dividends declared ($.53)			     -	       -	  (4,928)	    -	        -	     (4,928)
Balance, December 31, 1996			     9,785	  44,697  	71,151	(1,029)  	(4,887)	   119,717
Net income			                         -	       -	  17,126	     -	        -	     17,126
Issuance of 6,230 shares of
 common stock	under employee
 stock purchase plan			               6	     138	       -	     -	        -	        144
Exercise of options			              147	   4,929	       -     	-	    4,886	      9,962
Issuance of 35,629 shares of
 common stock	under dividend
 reinvestment plan			                36	     808	       -	     -	        -	        844
Issuance of 3,497,443 shares
 in merger 	transaction
 (Note 2)			                      3,497	  68,866       	-	     -	        -	     72,363
Retirement of 228,378 shares
 related to 	dissenting WMBS
 shareholder suit			               (228)	 (2,798)	      -	     -         	-	    (3,026)
Other comprehensive income			         -	       -	       -	 3,181         	-	     3,181
Cash dividends declared ($0.60)			    -	       -	  (6,715)	    -	         -    	(6,715)
Balance, December 31, 1997			    13,243	 116,640	  81,562	 2,152	        (1)	  213,596
Net income			                         -       	-	  19,113	     -         	-	    19,113
Issuance of 7,002 shares of
 common stock	under employee
 stock purchase plan			               7	     199	       -	     -	         -    	   206
Exercise of options			               43	      55	       - 	    -	       881       	979
Purchase of 474,529 shares under
 1998	stock repurchase program
 net of	34,784 shares reissued
 for option e xercises and 1,300
 shares reissued	under employee
 stock purchase	plan			               -	       -	       -	     -	  (11,678)	   (11,678)
Other comprehensive income			         -	       -	       -	   499	        -        	499
Cash dividends declared ($0.64)			    -       	-	  (8,402)	    -	        -	     (8,402)
Balance, December 31, 1998			   $13,293	$116,894	 $92,273	$2,651	 $(10,798)	  $214,313



(*)	On October 14, 1997 the Company paid a two-for-one stock split which was effected as a stock dividend. All per share amounts have been retroactively restated for the effects of this stock split including cash dividends.


Statement of Comprehensive Income
		                                          1998	      1997	     1996
Net Income	                          		    $19,113   	$17,126   	$16,615
	Other comprehensive income, net of tax:
	Unrealized gains (losses) on investments
	Unrealized holding gain (loss) arising
 during the	year net of income tax
 expense (benefit) of	$1,769, $1,418
 and $(555) for 1998, 1997, and	1996,
 respectively			                            3,214	      2,599	   (1,022)
	Less reclassification adjustment for
 gains included	in net income net of
 income tax expense of $(303), $(241)
	and $(4) for 1998, 1997 and 1996,
 respectively                             		(563)	       (447)	      (7)
Other comprehensive income			              2,651       	2,152	   (1,029)
Comprehensive income			                  $21,764	     $19,728	  $15,588


See accompanying notes to consolidated financial statements.


Consolidated Statements Of Cash Flows

		                                            For the years ended December 31,
                                               		1998	      1997	     1996
		                                                  (Dollars in thousands)
OPERATING ACTIVITIES
Net Income		                                    $19,113  	$17,126  	$16,615
Adjustments to reconcile net income
	to net cash provided by operating activities:
	Provision for loan losses		                      3,135	    3,250	    3,350
	Provision for depreciation		                     7,124	    4,878    	3,007
	Net amortization on investment securities        		503	      543	      682
	Deferred income taxes		                            785	   (2,192)	     (56)
	Net gain on sale of loans		                     (3,220)  	(1,114)	  (1,008)
	Security gains, net		                             (866)    	(688)	     (11)
	Proceeds from sales of loans		                 232,124  	135,815   	57,098
	Loans originated for sale		                   (250,282)	(122,010) 	(58,860)
	Net loss on sale of OREO	                          	54	      240	      578
	Changes in assets and liabilities, net of
  effect from the purchase	of Eastern
	Decrease (increase) in other assets		           20,861	  (14,024)	  (4,236)
	(Decrease) in other liabilities                			(278)	  (1,070)	     (49)
	NET CASH PROVIDED BY OPERATING ACTIVITIES		     35,493	   20,754	   18,118
INVESTING ACTIVITIES
	Proceeds from sales of securities		             34,257	   95,397	   19,488
	Proceeds from maturities of securities	 	      291,396	  111,782   	62,726
	Purchase of securities		                      (314,787)	(164,600)	(125,915)
	Proceeds from sale of OREO		                     3,999	    5,942	    4,672
	Purchase of mortgage loans		                         -	        -   	(2,555)
	Net cash or cash equivalents from
  Eastern Bancorp.	                                 	 -	   13,819	        -
	Net (increase) decrease in loans		             (47,878)	  30,390	  (20,083)
	Purchase of premises and equipment			           (4,934) 	(10,939)  	(6,259)
	NET CASH (USED) PROVIDED  BY INVESTING
 ACTIVITIES	                                   	(37,947)	  81,791  	(67,926)
FINANCING ACTIVITIES
	Net increase (decrease) in deposits	          	107,343  	(39,619)  	49,301
	Net (decrease) increase in other borrowings  		(62,810) 	(29,923)   	9,176
	Issuance of common stock                       		1,185	   10,950	      790
	Purchase of treasury stock and retirement
  of shares		                                   (11,678)  	(3,026)	  (3,555)
	Cash dividends	                               		(8,402)  	(6,715)  	(4,928)
	NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                  			25,638  	(68,333)  	50,784
	INCREASE IN CASH AND CASH
	EQUIVALENTS		                                   23,184	   34,212	      976
Cash and Cash equivalents at beginning of year			98,009	   63,797	   62,821
CASH AND CASH EQUIVALENTS AT
        END OF YEAR			                         $121,193	  $98,009	  $63,797


Non-monetary Transactions:
	Transfer of loans to OREO for the years ended December 31, 1998, 1997 and 1996 totaled $2,433, $2,903 and $2,970, respectively.
	On June 27, 1997, the Company purchased all of the stock of Eastern Bancorp., Inc. for approximately $99.5 million.
Cash of $26,913 was paid and 3,497,443 shares of common stock with a value of $72,363 were issued in conjunction with the merger.


See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
	Vermont Financial Services Corp. and its subsidiaries ("VFSC" or the "Company"), organized in April 1982, became a registered bank holding company and acquired controlling interest in Vermont National Bank ("VNB")
on March 1, 1983, upon exchange of all of the outstanding shares of common stock of VNB for shares of the Company. In 1990 the Company changed its
State of incorporation from Vermont to Delaware. On June 14, 1994, a merger with West Mass Bankshares ("WMBS") was effected as a pooling of interest with WMBS' sole banking subsidiary, United Savings Bank ("USB"), becoming wholly owned by VFSC. Subsequent to the merger USB changed its name to
United Bank ("UB"). On June 27, 1997, the Company acquired Eastern Bancorp, Inc. (Eastern) and its subsidiary Vermont Federal Bank, FSB (VFB). This acquisition was accounted for under the purchase method of accounting. On September 22, 1997 VFB was merged into VNB. All intercompany transactions have been eliminated in the consolidated financial statements.
	The accounting and reporting policies of VFSC are in conformity with generally accepted accounting principles and general practices within the banking industry. The following is a description of the more significant
policies.	In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned and the valuation of loans held for sale.
Cash equivalents include amounts due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under agreements to resell with original maturities of three months or less.
The Company is required to comply with various laws and regulations of the FRB which require that the Company maintain certain amounts of cash on deposit and is restricted from investing those amounts.
	Securities are classified in one of three categories, held to maturity, trading or available for sale. Debt securities for which the Company has the ability and intent to hold to maturity are classified as held to maturity and are stated at amortized cost. Securities bought in anticipation of short-term market movements, if any, are classified as trading securities and are carried at market value with unrealized gains or losses reflected in the statement of income. Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available for sale and are carried at market value with unrealized gains or losses reported as a separate component of stockholders' equity, net of income taxes.
Premiums and discounts on debt securities are amortized into interest income over the term of the securities in a manner that approximates the interest method. Realized gains and losses on sales of securities are computed using the specific identification method.  Any security with a decline in market value which is considered other than temporary is written down to its market value through a charge to income.
Loans are carried at the principal amounts outstanding reduced by charge-offs and net deferred loan fees.  Loan origination and commitment fees, net of direct loan originations costs, are amortized as an adjustment of the related loan's yield over the contractual life of the related loans by the level yield method.
When loans are moved to nonaccrual status, previously accrued interest is reversed by charging current period interest income.  Payments received on nonaccrual loans are generally applied to reduce principal. Nonaccrual loans are not generally returned to accrual status until all principal and interest payments are current and the customer had demonstrated the ability to keep the loan current.
A loan is considered impaired when it is probable that the Company will be unable to collect all principal and interest due on a loan in accordance with the loan's original contractual terms or will collect them in a time frame which reduces the present value of the expected cash flows from the repayment of the loan. Impaired loans have been defined as all nonaccrual loans and commercial classified assets in excess of $250,000.
Impaired loans are valued based on the fair value of the related collateral in the case of a collateral-dependent loan and, for all other impaired loans, based on the present value of expected future cash flows, using the interest rate in effect at the time the loan became impaired. Impairment exists when the recorded investment in a loan exceeds the value of the loan measured using the above-mentioned techniques.  Such impairment is recognized as a valuation reserve, which is included as a part of the Company's overall allowance for loan losses.
Loan losses on impaired loans are charged against the allowance for loan losses when management determines the ultimate collectibility of principal and interest has changed from doubtful to unlikely. The Company recognizes interest income on impaired loans consistent with its nonaccrual policy.
For all commercial loans and residential mortgage loans, the accrual of interest is discontinued once loans become 90 days delinquent or earlier if management determines that the collection of principal may be in doubt. Loans may be left in accrual status if they are adequately collateralized or are expected to result in collection within the next 60 days.
Commerical loans must be charged off when the borrower is no longer operating in a manner that can reasonably repay the loan principal, or when the Company's collateral protection has been substantially or permanently impairied. For consumer loans no specific period of delinquency triggers nonaccrual status.  Unsecured installment loans 90 days or more past due and collateralized installment loans 180 days or more past due are generally recommended for charge-off.  Credit card loans are generally charged off after 180 days without payment.
	The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb probable loan losses through charges to operating expenses. Principal factors considered by management include the historical loan loss experience, the value and adequacy of collateral, the level of nonperforming (nonaccrual) loans, the growth and composition of the loan portfolio and examination of individual loans by senior management.  The allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off, and reduced by charge-offs on loans. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. Primary considerations in this evaluation are prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management's estimation of future potential losses.
Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.
In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
	Loans held for sale in the secondary market are carried at the lower of aggregate cost or market value. Management estimates the market value of the held for sale portfolio based on outstanding investor commitments or market indices for comparable loans. Net unrealized losses, if any, are recognized in the statement of income with a corresponding increase to a valuation allowance.
OREO and foreclosed assets are carried at the lower of cost or fair value less the estimated cost to sell the property.  Fair value is determined using appraisals, selling prices for similar assets and discounted cash flows using rates commensurate with the risk involved.  Costs of holding
OREO and foreclosed assets, net of rental income, are charged to income in the period incurred.
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of the related assets. Leasehold improvements are amortized over the lease periods or the useful life of the improvement, whichever is shorter.  When assets are sold or retired, the related cost and accumulated depreciation and amortization are removed from the respective accounts and any gain or loss is credited or charged to income.
Certain costs associated with the obtaining of development of computer software for internal use are capitalized and are amortized on a straight-line basis over the useful life of the software. The costs include the direct costs of materials and services consumed, interest costs incurred and payroll and payroll-related costs for employees who devote time to the internal-use computer software project.
Long-lived assets, including long-lived assets to be disposed of, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  An impairment loss is charged to income in the period in which the asset is deemed to be impaired.
Gains and losses on sales of loans are recognized at the time of the sale.
In connection with the sale of loans, the Company recognizes as a separate asset the value of the right to service mortgage loans which have been sold with servicing retained.  The total cost of the loans sold is allocated to the mortgage servicing rights and the loans based on their relative fair values. Mortgage servicing rights are recorded for both purchased mortgage servicing rights (PMSRs) and for originated mortgage servicing rights (OMSRs) for loans originated after December 31, 1995.
These mortgage servicing rights are amortized over the period of estimated net servicing income and are evaluated for impairment based on their fair
values.   Amortization is recorded as a charge against mortgage servicing fee income. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loan are adjusted periodically to reflect current circumstances.
Goodwill and other intangibles are amortized over their estimated lives by the straight-line method. As part of its ongoing review, management evaluates the Company's intangible assets, assesses whether events and changes in circumstances have occurred that may indicate the carrying value is not recoverable.
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are
expected to reverse.   The effect on deferred tax assets and liabilities
of a change in tax rates is recognized in income in the period that includes the enactment date.
Securities and other property held by the Trust Department in a fiduciary or agency capacity are not included in the accompanying balance sheet, since such items are not assets of the Company.
On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") NO. 132, Employers' Disclosures about Pension and
Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans. The Company has two defined benefit pension plans covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the five years before retirement. The cost of this program is being funded currently. The Company also sponsors a defined benefit health care plan for substantially all retirees and employees. The Company measures the costs of its obligation based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS)No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other
comprehensive income.  	January 1, 1998, the Company adopted SFAS No. 131,
Disclosures about Segments of an Enterprise and Related Information, in its December 31, 1998 financial statements. SFAS No. 131 has established revised standards relating to the reporting of financial and descriptive information about the operating segments of an enterprise in its financial statements. Operating segments are those components of an enterprise that are evaluated regularly by the chief operating decision maker with regard to the allocation of resources and assessing performance. VFSC's chief operating decision maker is its' President and Chief Executive Officer.
In addition, the Company has identified its operating segments as its two banking subsidiaries, VNB and UB. See Note 16 to the financial statements for further discussion.
The accompanying consolidated balance sheets contain reclassification to achieve consistency in their presentation.
Dollars in the following footnotes are in thousands except for per share amounts.

Note 2. Acquisitions
On June 27, 1997, the Company acquired Eastern Bancorp, Inc. (Eastern)
and its subsidiary Vermont Federal Bank, FSB (VFB), based in Williston, Vermont which had approximately $800 million of assets. VFB operated
15 branches in Vermont and 10 branches in New Hampshire through First Savings of New Hampshire, an operating division of VFB. The acquisition was accounted for as a purchase and accordingly, the results of Eastern from June 27, 1997 are included in the consolidated financial statements of the Company. VFB was merged into VNB on September 22, 1997.
In connection with the merger with Eastern, the Company issued 3,497,443 shares of its common stock and paid $26.9 million in cash for all of the outstanding shares of Eastern's common stock. Under the terms of the merger agreement, each outstanding share of Eastern's common stock was
converted into .6455 shares of VFSC common stock.   The excess of the
purchase price over the fair value of the net identifiable assets acquired of approximately $58.1 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.
Presented below is certain proforma information as if Eastern had been acquired on January 1, 1996. These results combine the historical results of Eastern into the Company's consolidated statements of income, and while adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place at that time.


  		                                      Pro forma
	                                  Years Ended December 31,
		                                        (Unaudited)
	                                     1997	       	1996
Interest income	                   	$156,726    	$158,284
Net interest income		                 85,329      	85,014
Net income		                          14,432	      19,853
Diluted earnings per share		           $1.27	       $1.54


In September 1996, the Company acquired the trust department of Green Mountain Bank for $4.5 million in cash. Goodwill of $4.0 million was recorded in connection with this transaction and is being amortized over 15 years on a straight-line basis.
On December 16, 1998, VFSC, Chittenden Corporation (NYSE: "CHZ"), and a wholly owned subsidiary of Chittenden Corporation, entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which VFSC will be merged with and into Chittenden Corporation (the Merger).
The Merger is structured to qualify as a pooling of interests for accounting purposes and as a tax-free exchange of 1.07 shares of Chittenden Corporation common stock for each share of VFSC common stock and is expected to close in the second quarter of 1999. The completion of the Merger is subject to certain customary conditions, including without limitation the approval of the stockholders of each of VFSC and Chittenden Corporation and certain regulatory approvals.

Note 3. Securities
The amortized cost, estimated market value and contractual maturity of securities available for sale are shown in the following tables. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


     	                                          		December 31,
                                          	1998		            	1997
                                      Fair	   Amortized 	Fair	 Amortized
                                    		Value     	Cost	   Value	   Cost

Classification and Maturity:
U. S. Treasury Securities:
Within 1 year			                     $13,578  	$13,509  	$6,595  	$6,556
1-5 years			                         	27,111   	26,643  	27,784	  27,629
	Total			                             40,689	   40,152	  34,379	  34,185
Obligations of Other U. S.
 Government Agencies:
Within 1 year		                       26,030	   26,032	   3,491	   3,500
1-5 years			                          79,748	   79,586	 127,453	 127,272
5-10 years			                         21,318	   21,001	 130,452	 130,213
	Total			                            127,096	  126,219	 261,396	 260,985

Obligations of States and
 Political Subdivisions:
Within 1 year		                        2,173    	2,158	   1,381	   1,377
1-5 years			                           7,088	    6,947	   8,606	   8,518
5-10 years	                          		1,057	    1,060	       -	       -
	Total			                             10,318	   10,165	   9,987	   9,895
Corporate Securities:
Within 1 year			                      86,036	   85,337       	-	       -
5-10 years			                          1,174	    1,125       	-	       -
	Total		                             	87,210   	86,462	       -	       -
Mortgage-backed Securities
 with current estimated
 average life:
Within 1 year		                        4,512	    4,487	  13,309	  13,344
1-5 years			                         218,533	  216,415	 155,751	 153,787
5-10 years		                            	865	      896	  30,062  	29,451
	Total			                            223,910  	221,798	 199,122 	196,582
Marketable Equity Securities			       16,836	   16,744	  15,417	  15,325
Money Market Overnight Investments:
Within 1 year	                      		11,877   	11,877   	7,348   	7,348
	Total Securities		                	$517,936	 $513,817	$527,649	$524,320


	Mortgage-backed securities are shown at their estimated average life. The expected maturities will differ from contractual maturities because borrowers have the ability to call or prepay obligations with or without call or prepayment penalties.


                                                  		December 31,
                                           1998	              1997
                                     	Gross	  Gross    	Gross	   Gross
	                                 UnrealizedUnrealized	UnrealizedUnrealized
                                     	Gains	  Losses	   Gains	 Losses

 Classification:
U.S. Treasury Securities		             $537	     $-	     $269   	$75
Obligations of Other U.S. Government
 Agencies		                             775	    298	    1,113	   702
Obligations of States and Political
 Subdivisions	                         	164	     11	       95	     3
Corporate Securities		                  838	     90	        -	     -
Mortgage-backed Securities		          2,518	    406	    2,672	   132
Marketable Equity Securities		          	93	      1	       92	     -
	Total			                            $4,925	   $806	   $4,241	  $912


Proceeds from sales of securities available for sale during 1998, 1997 and 1996 were $34,257, $95,397 and $19,488, respectively.
     	Gross gains of $866, $2,203 and $11 were realized on those sales in 1998, 1997 and 1996, respectively. Gross losses of $0, $1,515 and $0 were realized in the respective periods.
	Securities with a book value of $136,175 as of December 31, 1998 and $259,931 as of December 31, 1997 were pledged to qualify for fiduciary powers, to collateralize deposits of public bodies, for borrowed money and for other purposes as required or permitted by law.
Securities that are callable or have callable features had fair values of $46,063 and $257,603 at December 31, 1998 and December 31, 1997, respectively.

Note 4. Loans
	 Loans classified by type are summarized as follows:


                                            December 31,
		                                     1998	             1997

Commercial		                         $203,851	         $166,418
Real Estate:
	Residential		                        758,888	          765,634
	Commercial		                         241,235	          234,394
	Construction			                       45,350		          38,695
 	   Total Real Estate		            1,045,473	        1,038,723
Consumer			                           120,181         		109,360
 	   Total loans, net of
       unearned income	          		$1,369,505	        $1,314,501


	The Company grants loans to customers primarily in northern New England. Although the Company has a diversified portfolio, the ability of the Company's debtors to honor their contracts is impacted by the general economic conditions of the region.
At December 31, 1998 the amount of loans outstanding to directors, executive officers, principal holders of equity securities or to any of their associates totaled $5,058.

The following table summarizes the related party loan activity:


                                        			1998		     	1997

Balance at beginning of year		            $6,362     	$6,683
Additions                                		4,255	      3,290
Repayments		                              (5,559)    	(3,611)
Balance at end of year		                  $5,058	     $6,362



Mortgage Banking Activities - During 1998 the Company originated $244,385 of mortgage loans for sale in the secondary market and sold $229,665. As of December 31, 1998, $27,752 of mortgage loans were held for sale, included in residential real estate loans, and were carried at the aggregate of the lesser of the loan balance or market value. All loans are sold without recourse, except for certain technical underwriting exceptions and $1,243 in loans sold by UB to the Federal Home Loan
Mortgage Corporation under a recourse agreement. None have been presented for recourse. At December 31, 1998 and 1997 the Company's serviced mortgage portfolio for others totaled $1,008,449 and $1,056,555, respectively. Loan servicing income was $1,364, $1,800 and $1,698 for 1998, 1997 and 1996, respectively. The Company acquired $4,229 in purchased mortgage servicing rights (PMSRs) with the acquisition of Eastern.

The table below summarizes mortgage servicing right activity for the last two years:


                                                 		1998        	1997
Balance at beginning of year	                    	$7,102	      $2,734
Additions		                                        2,584       	5,259
Amortization			                                   (1,597)       	(891)
Balance at end of year			                         $8,089      	$7,102


The MSRs were carried at the lower of their cost or fair values. The fair value of MSRs is measured by discounting the net cash flows of future mortgage servicing. The associated cash flows were discounted using current rates for similar investments and expected prepayment speeds are considered based on current market data. The Company stratifies MSRs according to type of product, rate and date sold. The fair value of the Company's MSRs was $10,028 and $9,755 at December 31, 1998 and 1997, respectively. Impairment of MSRs of $219 and $47 was recorded in 1998 and 1997, respectively.


The following table represents activity in the valuation allowance during the respective years:


		                                              1998    	1997
Balance at beginning of year		                   $58     	$11
Additions			                                     219      	47
Balance at end of year	                       		$277	     $58



Note 5.  Allowance for Loan and OREO Losses


Transactions in the allowance for loan losses are summarized as follows:

                                      		1998     	1997    	1996
Balance,  January 1		                 $18,943  	$13,647  	$14,761
Provision for Loan Losses	             	3,135	    3,250	    3,350
Loans Charged Off	                    	(8,232)	  (6,705)  	(6,033)
Recoveries of Loans Previously
 Charged Off	                         		2,853	    1,263	    1,569
Addition of Eastern's Allowance		          	-	    7,488        	-
Balance,  December 31		              	$16,699	  $18,943	  $13,647


Transactions in the OREO valuation reserve are summarized as follows:


                                      	 	1998	        1997	      1996
Balance, January 1		                       $-	         $87	       $47
Provisions for OREO losses		               88	          23	       249
OREO Charged Off 			                      (60)       	(110)     	(209)
Balance, December 31,			                  $28	          $-	       $87


Proceeds from sales of OREO were $3,999 in 1998, $5,942 in 1997 and $4,672 in 1996. Loans granted in connection with these sales were $103, $354 and $873, respectively. It is the Company's policy that no loan exceed 90% of the sale price and no unguaranteed commercial, commercial real estate or condominium loan exceed 80% of the sale price.

Note 6. Premises and Equipment
	Premises and equipment, stated at cost, consist of the following:


	                                          December 31,
		                                      1998       	1997
Land				                               $4,505     	$4,206
Premises			                            33,410     	33,959
Equipment			                           40,923	     40,527
Leasehold Improvements               			5,682	      5,338
	Total		                              	84,520     	84,030
Accumulated Depreciation and
 Amortization			                      (42,940)   	(40,269)
Premises and Equipment, Net			        $41,571	    $43,761


Note 7. Deposits
Time certificates of deposit outstanding in denominations of $100 or more aggregated to $89,462 and $68,863 at December 31, 1998 and 1997, respectively. Total interest on these deposits amounted to $4,038, $2,830 and $2,025 for the years ended December 31, 1998, 1997 and 1996, respectively.
The Company paid $59,636, $48,642 and $37,083 in interest on deposits during 1998, 1997 and 1996, respectively.

Note 8. Other Borrowings
The following table shows the distribution of the Company's borrowings and the weighted average interest rate thereon at the end of each of the last three years. The table also shows the maximum amount of borrowings and the average amount of borrowings as well as weighted average interest rates for the last three years. Federal funds purchased and securities and loans sold under agreements to repurchase generally mature within 30 days from the transaction date.
At December 31, 1998 the Company owned $13,160 of stock in the Federal Home Loan Bank ("FHLB") which provided borrowing capacity up to $622 million from the FHLB at maturities, rates and terms determined by the FHLB.


                                                     	December 31,
                                         		1998	         1997	       1996

Federal funds purchased			                     $0	     $16,000	           $0
Securities and loans sold under
 agreements to repurchase			               83,778	      71,818	       77,672
FHLB and other borrowings			               28,129	      86,899       	23,169
	Total			                                $111,907	    $174,717	     $100,841
Average amount outstanding during
 the year			                             $124,913	    $134,109	      $88,133
Maximum amount outstanding at any
 month end	                            	 $161,997	    $198,959	     $106,793
Weighted average interest rate
 at year end			                             4.90%	       5.38%	        4.81%
Weighted average interest rate
 during the year                         			5.20%	       5.12%	        4.86%




Long-term borrowings from the FHLB (included in the above):


                                                        	December 31,
                                              		1998	       1997	     1996

Maturing March 2, 1998 @ 5.57%			                          $4,000
Maturing July 15, 1998 @6.03%			               10,000	               $10,000
Maturing October 27, 1998 @4.99%			                         4,500         	-
Maturing December 10, 1998 @5.64%			                        5,000         	-
Maturing December 11, 1998 @5.77%			                        1,000	         -
Maturing December 14, 1998 @5.79%			                        3,000	         -
Maturing February 2, 1999 @ 5.50%		            $5,000	      5,000	         -
Maturing February 2, 2001 @ 5.88%		             5,000      	5,000 	        -
Maturing February 27, 2003 @ 5.77%		           11,925	          -	         -
Maturing August 6, 2007 @ 6.42%		                 363        	393		        -
Maturing September 21, 2007 @ 6.53%		              35	         35	         -
Maturing April 19, 2011 @ 3.50%		               1,709	      1,745         	-
Maturing August 1, 2011 @ 5.00%		                 560        	560	       560
Maturing April 2, 2013 @ 5.50%	                  	586	        586	       586
Maturing October 29, 2013 @ 5.50%		                32	         32	        32
Maturing May 1, 2014 @ 6.29%		                    201        	206         	-
Maturing May 6, 2014 @ 7.61%		                    507	        523	       539
Maturing October 20, 2014 @ 8.24%		               587        	593         	-
Maturing August 19, 2016 @ 5.50%		                279        	288       	296
Maturing January 30, 2017 @ 7.27%			              602	       	608	        	-
     Total			                                 $27,386	    $43,069		  $12,013


The repurchase agreements represent amounts due to customers in connection with overnight sweep accounts. They represent a purchase, by customers, of a fractional portion of the Bank's interest in certain purchased securities and are an obligation of the Bank to repurchase that portion of the securities based on terms in a Master Purchase Agreement between the bank and the customer.
U.S. Treasury and agency securities pledged to secure repurchase agreements totaled $136,157 at December 31, 1998. The securities are under the Bank's control.

Note 9. Fair Market Value of Financial Instruments
Cash and Cash Equivalents - Cash and cash equivalents had a carrying value of $121,193 and $98,009 at December 31, 1998 and 1997, respectively.
Due to their short term and very liquid nature the carrying value is considered to also represent the fair market value of those balances. Securities - Securities are classified as available for sale and are carried at fair market value based on quoted market prices or dealer quotes. Securities available for sale had a total fair market value of $517,936 and $527,649 at December 31, 1998 and 1997, respectively.
Loans - At December 31, 1998 and 1997 total loans, net of allowance for loan losses, had a carrying value of $1,352,806 and $1,295,558, respectively. The fair value of these loans were $1,380,300 and $1,316,814 respectively. For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Deposits - At December 31, 1998 and 1997 total deposits had carrying values of $1,789,017 and $1,681,674 and fair values of $1,792,411 and $1,680,002, respectively. The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.
Other Borrowings - Total other borrowings had carrying values of $111,907
and $174,717 at December 31, 1998 and 1997, respectively.   The fair value
of these borrowings were $111,968 and $174,800, respectively.
Off-Balance Sheet Financial Instruments - The Company's off-balance sheet exposure is primarily in the form of commitments to extend credit and standby letters of credit. The carrying amount of these arrangements represents accruals or deferred income (fees) arising from those unrecognized financial instruments. Such amounts are minimal and approximate fair value.

Note 10. Impaired Loans
The following table details the Company's impaired loans as of the periods indicated:

		                                                        December 31,
                                                      		1998	       1997
Commercial (measured using discounted cash flows)			   $3,172	     $4,600
Commercial (measured using collateral values)			        1,421	        900
Real Estate - Commercial (measured using discounted
 cash flows)	                                        		10,892      	4,100
Real Estate - Commercial (measured using collateral
 values)	                                                		30	     14,400
Real Estate - Residential (measured using collateral
 values)	                                             		3,416      	7,200
Real Estate - Residential (measured using discounted
 cash flows)                                           	 		39      	1,700
Consumer (measured using collateral values)			            107	        400
Total impaired loans			                               $19,077    	$33,300



                                             			1998	    1997	    1996
Impaired loans with a specific valuation
 reserve			                                    $2,095	  $6,600	  $1,600
Valuation reserve for impaired loans			           832	   2,400	     300
Impaired loans without a specific valuation
 reserve                                    			16,982	  26,700	  26,700
Average impaired loans			                      25,411	  31,300  	30,200
Income accrued on impaired loans			             1,140	   1,700	  	2,100


Note 11. Commitments and Contingencies and Financial Instruments with Off-Balance Sheet Risk

Leases- The following is a schedule by years of future minimum rental payments required under operating leases for premises and data processing equipment that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998. Certain operating leases contain various options to renew.

	Year Ending		 December 31:
	1999		                             $1,908
	2000		                              1,546
	2001		                                961
	2002		                                617
	2003		                                491
	Later Years			                      2,353
	Total Minimum Payments Required			 $7,876

Operating expenses include approximately $2,283, $1,086 and $872 in 1998, 1997 and 1996, respectively, for rentals of premises and equipment used for banking purposes.
Derivative Financial Instruments - Transactions involving derivative financial instruments except those described below during the fiscal years 1998, 1997 and 1996 were immaterial.
Financial Instruments With Off-Balance Sheet Risk - The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1998 and 1997 were as follows:

                                              1998	          1997
	Home equity lines		                       $121,032	      $145,126
	Credit card lines		                        118,878        	98,629
	Commercial real estate		                    48,603	        16,760
	Other unused commitments		                 138,575	       135,457


The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary.
As of December 31, 1998, the Company had outstanding commitments for the following: financial standby letters of credit - $26,803, performance standby letters of credit - $3,081 and commercial and similar letters of credit - $2,316.
Non-Interest Bearing Deposits and Cash - The Company is required by the Federal Reserve Bank to maintain a portion of deposits as a cash reserve. The Company must maintain cash balances on hand or at the Federal Reserve Bank equal to its reserve requirement. At December 31, 1998 the Company's reserve requirement of $1,031 was met with cash on hand.
Other - The Company is also involved in litigation arising in the normal course of business. The Company does not anticipate that any of these matters will result in the payment by the Company of damages, that in the aggregate, would be material in relation to the consolidated results of operations or financial position of the Company.

Note 12. Income Taxes
The provisions for income tax expense (benefit) included in the statements of income are as follows:



                                      		Year Ended December 31,
		                                     1998	     1997	      1996
Currently Payable:
	Federal	                           		$7,992   	$11,564   	$7,439
	State			                                429       	641      	636
Deferred:
	Federal	                             	3,811    	(2,195)     	421
	State		                                	109	         3	       43
	Total			                            $13,341   	$10,013   	$8,539


The Company made income tax payments of $11,106, $7,965, and $7,390 during 1998, 1997 and 1996, respectively.

The components of the net deferred tax asset as of December 31 are as follows:



                                             		1998	        1997
Deferred tax assets:
	Pension		                                   	$1,352	      $1,070
 	Deferred compensation and fees			            2,623       	2,292
 	Allowance for loan losses			                 5,928       	6,906
	Other			                                          -	       2,165
Total gross deferred tax assets			             9,903      	12,433

Deferred tax liabilities:
	Accretion		                                    	167         	127
	Unearned income			                              347         	323
	Depreciation		                               	2,287	       1,793
	Unrealized gain on securities, net			         1,466       	1,177
	Intangibles			                                  233	         275
	Deferred loan fees	                         		1,365          691
	Other                                        			200           	-
Total gross deferred tax liabilities	        		6,065       	4,386
Deferred tax asset, net			                    $3,838	      $8,047


No valuation allowance is required as there is sufficient taxable income in the carry back period and through future operating results to be able to fully realize the deferred tax asset.


The provision for income taxes is less than the amount computed by applying the applicable federal income tax rate to income before taxes. The reasons therefore are as follows:



                                    	1998	          1997	           1996
	                                      	% of		         % of		          % of
		                                     Pre Tax		      Pre Tax		      Pre Tax
                               	Amount	Income	 Amount	Income	 Amount	Income
Federal Statutory Rate		       $11,009  35.0%  $9,499 	35.0% 	$8,804 	35.0%
Decreases in Taxes Resulting
 From:
	Tax exempt interest		            (413)	(1.3)   	(709)	(2.6)   	(786)	(3.1)
	State taxes, net of federal
  benefit	                        	350	  1.1	     419	  1.5	     443	  1.8
	Goodwill		                      1,518  	4.8	     875	  3.2	       -	    -
	Other, net			                    (123)	(0.4)    	(71)	(0.2)     	78	  0.3
Total			                       $12,341 	39.2%	$10,013 	36.9% 	$8,539	 34.0%


Note 13. Employee Benefit Plans
The Company's two subsidiaries each have separate defined benefit
pension plans.	VNB has a trusteed non-contributory defined benefit pension
plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the highest paid consecutive five years of employment during the last ten years of credited service. VNB's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using different
assumptions from those used for financial reporting.	UB has a
non-contributory defined benefit plan providing pension benefits through membership in the Savings Banks Employees Retirement Association ("SBERA") covering substantially all of its employees meeting certain requirements as to age and length of service. The plan provides a monthly benefit upon retirement based on compensation during the highest paid consecutive three years of employment during the last ten years of credited service. It is UB's policy to fund annually an amount equal to the lesser of the actuarially determined normal cost or the amount allowed by the Internal Revenue Code Section 412 Full Funding Limitations. All plan assets are part of a single pooled fund made up of all participating SBERA members which are managed by the SBERA Trustees.
The following table sets forth the plans' combined funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1998 and December 31, 1997. All amounts are in thousands.




                                               	1998	             1997

Weighted-Average Assumptions as of December 31:
Discount rate	                               6.50%-6.75%      	7.00%-7.25%
Expected return on plan assets	              8.00%-8.50%	      8.00%-8.50%
Rate of compensation increase	               5.00%-6.00%	      5.00%-6.00%




Components of Net Periodic Benefit Cost
 	Service cost	                               $1,064	              $894
 	Interest cost		                              1,441		            1,348
 	Expected return on plan assets	            	(1,709)	          	(1,468)
 	Amortization of transition obligation
   (asset)                                     	(119)            		(119)
 	Amortization of prior service cost	            	23               		23
 	Recognized actuarial (gain)	                  	(52)             		(32)
 		Net periodic benefit cost	                  $	648	             $	646

 	Change in Benefit Obligation

	Benefit obligation at beginning of year	   $	20,521	          $	17,183
	Service cost		                                1,064	              	894
	Interest cost		                               1,441	            	1,348
	Amendments
		Actuarial loss (including assumption
   changes)		                                  1,564	             1,780
		Benefits paid		                               (589)            		(684)
	Benefit obligation at end of year	          $24,001	           $20,521

                                             	1998	             1997

	Change in Plan Assets

	Fair value of assets at beginning of
  year	                                     $20,616	           $17,665
	Actual return on plan assets		               2,502		            3,408
	Employer contributions	                        	56	              	227
	Benefits paid                               		(589)	            	(684)
	Fair value of assets at end of year	       $22,585	           $20,616

	Funded Status and Statement of
  Financial Position

	Fair value of assets at end of year	       $22,585	           $20,616
	Benefit obligation at end of year		        (24,001)	         	(20,521)
	Funded status	                            $(1,416)	               $95
		Unrecognized actuarial (gain)		           (1,180)           		(2,003)
		Unrecognized transition  (asset)		          (664)		             (783)
		Unrecognized prior service cost	            	297	               	320
	Net (accrued) benefit cost	               $(2,963)	           $(2,371)


The Company also has a Profit-Sharing Plan covering substantially all employees. A portion of the annual contribution by the Company is at the discretion of the Board of Directors. The discretionary contribution was approximately $500 for 1998, and $750 for 1997 and 1996. The Plan included a 50% Company match of employee contributions to a 401(k) portion of the Plan for 1998, 1997 and 1996. This Plan feature was added in 1993 and the associated expense was $608 for 1998, $410 for 1997, and $340 for 1996.

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

The following table sets forth the plan's accumulated postretirement benefit obligation reconciled with the amount shown in the Company's financial statements:



                                               1998	           1997
	Weighted Average Assumptions as of December 31

	Discount rate	                                6.50%	          7.00%
	Expected return on plan assets	                 N/A	            N/A
	Rate of compensation increase	                  N/A	            N/A
	Medical inflation	                            6.50%	          7.00%

	Components of Net Periodic Benefit Cost

	Service cost	                                   $26	            $14
	Interest cost	                                   43             	35
	Amortization of transition obligation/(asset)   	11             	11
	Recognized net actuarial loss/(gain)		            5	             12
	Net periodic benefit cost	                      $85	            $72

	Change in Accumulated Postretirement
	Benefit Obligation (APBO)

	APBO at beginning of year	                     $614	           $449
	Service cost	                                   	26	            	14
	Interest cost		                                  43	            	35
	Actuarial loss/(gain)	                           31             	67
	Acquisition	                                      0            	101
	Benefits paid		                                 (56)      	     (52)
	APBO at end of year	                           $658          	 $614
	Change in Plan Assets

	Fair value at beginning of year	                 $0	             $0
	Employer contributions                          	56             	52
	Benefits paid		                                 (56)	           (52)
	Fair value at end of year	                       $0	             $0

	Funded Status and Statement of
  Financial Position

	Funded status at end of year 	                $(658)	        $(614)
	Unrecognized transition obligation (asset)		    160	          	171
	Unrecognized prior service cost	                  0	             0
	Unrecognized net actuarial loss/(gain)		        183      	     157
		Prepaid (accrued) benefit cost	              $(315)	        $(286)



	Effect of a 1% Change in Medical Trend Rate
	                                    	Decrease Trend 1%  	Increase Trend 1%
	Change in APBO as of 12/31/98	               (2%)              	2%
	Change in total of FY 1998
  service cost plus interest cost            	(2%)               2%


For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998 expense, and a 6.5% rate for disclosure. 1997 expense was calculated using an assumed annual rate of 7.75%. The rate was assumed to remain at that level thereafter; however, the impact of medical inflation eventually diminishes because of the $10,000 per capita lifetime limit on medical benefits and the likelihood that most current retirees and all future retirees will reach the cap. The medical rate assumption, therefore, merely affects the timing of the distribution of the $10,000 in benefits to each participant, and so has a relatively small effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point for all future years would increase the accumulated postretirement benefit obligation at December 31, 1998, as well as the total of the service cost and interest cost components of net periodic postretirement cost for 1998, by less than 2%. Similarly, decreasing the trend rate by one percentage point for all future years would decrease the accumulated postretirement benefit obligation at December 31, 1998, as well as the total of the service cost and interest cost components of net periodic postretirement cost for 1998, by less than 2%.

The weighted average discount rate used in measuring the plans was 7% for expense and 6.5% for disclosure, 7.75% and 7% were assumed for 1997 expense and disclosure, respectively. As the plan is unfunded, no assumption was needed as to the long term rate of return on assets.


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
Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the years ended


December 31, 1998, 1997 and 1996:
		                                               	Average Shares	Per-Share
		                                          Income			Outstanding			Amount
                         		(in thousands, except share and per share amounts)
			1998
Basic EPS:
	Income Available to common stockholders	  	$19,113  	13,102,672   	$1.46
Effect of Dilutive Securities:
	Stock options		                                  -	     119,615	   (0.01)
Diluted EPS:
	Income available to common stockholders		  $19,113	  13,222,287	   $1.45

			1997
Basic EPS:
	Income Available to common stockholders		  $17,126	  11,257,292	   $1.52
Effect of Dilutive Securities:
	Stock options		                                  -	     107,628	   (0.01)
Diluted EPS:
	Income available to common stockholders		  $17,126	  11,364,920	   $1.51

			1996
Basic EPS:
	Income Available to common stockholders		  $16,615	   9,284,890	   $1.79
Effect of Dilutive Securities:
	Stock options		                                  -	      79,711   	(0.02)
Diluted EPS:
	Income available to common stockholders		  $16,615   	9,364,601   	$1.77


The per share amounts of cash dividends paid on an equivalent share basis were $.64 for 1998, $0.60 for 1997 and $0.53 for 1996. At December 31,
1998, the Banks had available $3,539 for payment of dividends to the Company, under regulatory guidelines.
At December 31, 1998, there were 112,527 and 108,911 shares of common stock reserved for issuance pursuant to the Company's Dividend Reinvestment and Stock Purchase Plan and pursuant to the Company's Employee Stock Purchase Plan, respectively.
Option Agreements - On April 20, 1987, stockholders approved a non-qualified stock option plan for 210,000 shares of the Company's common stock and on April 17, 1990 stockholders approved a non-qualified stock option plan for 160,000 shares of the Company's common stock. On October 13, 1993 options to purchase 72,000 and 24,000 shares, respectively, were granted under these plans at an exercise price of $9.50 per share and are exercisable for a five year period; 76,000 have been exercised to date. On August 31, 1994 stockholders approved the Vermont Financial Services Corp. 1994 Stock Option plan which reserves 450,000 common shares to be issued in the form of stock options. To date 96,000 have been issued at an exercise price of $9.50 per share, 13,000 have been issued at an exercise price of $10.12 per share, 119,600 have been issued at an exercise price of $11.25 per share and 148,000 have been issued at an exercise price of $15.75 per share; 174,700 have been exercised to date. All options are exercisable for a ten year period. On August 13, 1997 the Board of Directors approved, subject to approval by stockholders at the next annual meeting of stockholders, which was substained by the stockholders as an amendment and restatement of the 1994 plan which reserves an additional 660,000 common shares to be issued in the form of stock options. To date, 144,000 have been issued at a price of $24.44 per share and 152,000 have been issued at $27.06 per share. No shares have been exercised. In addition, the Company continues to maintain a stock option plan originally approved November 6, 1986 by the stockholders of West Mass Bankshares which authorizes the issuance of up to 276,000 common shares which are exercisable for a ten year period. To date 253,920 have been issued at an exercise price of $3.75 per share all of which have been exercised and 13,800 have been issued at an exercise price of $5.12 per share of which 12,800 have been exercised to date. In conjunction with the merger with Eastern Bancorp, the Company acquired 451,772 options at an exercise price of $20.78 which had previously been granted to Eastern's employees and directors; 386,330 have been exercised to date. The following table presents the activity in each of the Company's stock option plans:



                         	Shares	       Shares      Shares	       Shares	     Shares	 Shares
                                         Under       Under         Under       Under  Under
	                      Under Option	    Option       Option       Option      Option	 Option
	                      @ $3.75 - $5.12  @ $9.50	 @ $9.50 - $15.75 	@ $20.78	@ $24.44	 @ $27.06

Outstanding,
 December 31, 1995		      16,490	        88,000	       225,600	          -	       -	         -
Granted		                      -	             - 	      148,000	          -	       -	         -
Expired		                      -	             -	         2,000	          -	       -          -
Exercised		               11,440	        26,000	        18,400	          -	       -	         -
Outstanding,
 December 31, 1996		       5,050        	62,000	       353,200	          -	       -	         -
Acquired		                     -	             -	             -	    451,772	       -      	   -
Granted		                      -             	-	             -	          -	 142,000	         -
Exercised		                2,400	        42,000	        93,800	    369,590	       -	         -
Outstanding,
 December 31, 1997	 	      2,650	        20,000	       259,400	     82,182	 142,000	         -
Granted		                      -	             -	             -	          -	       -    152,000
Expired		                      -	             -	         2,000	        682	   2,000	     2,000
Exercised		                1,650	        20,000	        39,500	     16,740	       -          -
Outstanding,
 December 31, 1998		       1,000	             -	       217,900	     64,760  140,000	   150,000
Weighted average
 remaining maturity
   (years)		                 4.4	             -	           6.7	        4.9	     8.7 	      9.4
Weighted average
 exercise price at
 January 1, 1998		         $5.12	         $9.50	        $12.65	     $20.78	  $24.44	         -
Weighted average
 exercise price at
 December 31, 1997		       $5.12	             -	        $13.03     	$20.78	  $24.44	    $27.06
Weighted average
 exercise price of
 options exercised during
 1998		                    $5.12	         $9.50	        $10.38	     $20.78	       -	         -


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



		                                       1998     			1997	     		1996
Net income	       As reported	        $19,113	    $17,126	    $16,615
		                Pro forma           $18,085	    $16,452	    $16,213
Basic earnings
 per share	       As reported	          $1.46	      $1.52	      $1.79
		Pro forma                             $1.38	      $1.46	      $1.75
Diluted earnings
 per share	       As reported	          $1.45	      $1.51	      $1.77
		                Pro forma	            $1.37	      $1.45	      $1.73
Diluted tangible
 book value
 per share	       As reported	         $12.25	     $11.48	     $11.87
		                Pro forma	           $12.17	     $11.43	     $12.50


Significant values and assumptions used in calculating the above proforma amounts are as follows:


                                          Options   Options   Options
	                                         Issued	   Issued	   Issued
                                        		6/10/98			8/27/97			3/13/96
Stock price at date of issuance		          $27.06   	$24.44   	$15.75
Exercise price		                           $27.06	   $24.44	   $15.75
Anticipated remaining life (years)		         7.50	     7.50	     7.50
Volatility		                                34.93%	   21.99%	   23.18%
Annual rate of quarterly dividends		         2.04%	    2.45%    	3.18%
Risk free discount rate		                    5.45%	    6.36%	    6.20%
Grant date fair value of options		          $5.25	    $7.20	    $8.35


The Superior Court in Greenfield, Massachusetts has issued an order in a shareholder appraisal case involving former stockholders of WMBS. VFSC has appealed this settlement. However, as a result of the court order, VFSC has accrued approximately $4.0 million to these former stockholders of WMBS for the shares of WMBS stock that they still hold. The WMBS stock involved in this case is the equivalent of approximately 228,400 shares of VFSC common stock, so the settlement is equal to $17.51 per VFSC share. There was approximately $298,000 and $420,000 of pretax expense recorded during 1998 and 1997, respectively, and a charge to equity capital of approximately $3.3 million during 1997 for this settlement representing the retirement of these shares.
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to average assets. Management believes, as of December 31, 1998, the Company and Banks meet all capital adequacy requirements to which they are is subject. As of December 31, 1998, the most recent notification from the OCC for VNB and from the FDIC for UB categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions category.
The actual capital amounts and ratios as of December 31, 1998 and 1997 are presented in the table:


                                                               			To Be Well
                                                             	Capitalized Under
		                                             For Capital	   Prompt Corrective
	                                Actual	    Adequacy Purposes	Action Provisions
                             	Amount 	Ratio	  Amount	 Ratio	 Amount 	Ratio

As of December 31, 1998
Total Capital
 (to Risk Weighted Assets):
	VFSC		                      $171,228	13.03%	$105,150	8.00%	$131,438	10.00%
	VNB		                        145,206	12.75	   91,100	8.00	  113,875	10.00
	UB		                          25,089	14.50	   13,712	8.00	   17,139	10.00
Tier I Capital
 (to Risk Weighted Assets):
	VFSC		                       154,795	11.78	   52,575	4.00   	78,863	6.00
	VNB		                        130,965	11.50	   45,550	4.00	   68,325	6.00
	UB		                          23,202	13.40    	6,856	4.00   	10,284	6.00
Tier I Capital
 (to Average Assets):
	VFSC		                       154,795	 7.51	   82,409	4.00     	N/A	  N/A
	VNB		                        130,965	 7.36	   71,211	4.00	   89,013	5.00
	UB		                          23,202 	8.45	   10,864	4.00	   13,580	5.00

As of December 31, 1997
Total Capital
 (to Risk Weighted Assets):
	VFSC		                      $164,899	13.24%	 $99,673	8.00%	$124,591	10.00%
	VNB		                        130,980	12.50   	86,959	8.00 	 108,699	10.00
	UB		                          22,302	14.54   	12,269	8.00	   15,336	10.00
Tier I Capital
 (to Risk Weighted Assets):
	VFSC                       		149,283	11.98   	49,837	4.00	   74,755	 6.00
	VNB		                        117,357	10.80   	43,480	4.00  	 65,219 	6.00
	UB	                          	20,385	13.29	    6,134	4.00	    9,202	 6.00
Tier I Capital
 (to Average Assets):
	VFSC		                       149,283	 7.27	   82,090	4.00	     N/A	   N/A
	VNB	                        	117,357	 6.55	   71,707	4.00	   89,633 	5.00
	UB		                          20,385	 8.77	   10,166	4.00	   12,708 	5.00



Note 15. Parent Company Financial Information
Condensed financial information for Vermont Financial Services Corp. (parent company only) is as follows:


CONDENSED BALANCE SHEETS    	            December 31,
                                     		1998	      1997
ASSETS
Cash
                                       $1,750     $9,717
Investment Securities			                1,707	     4,916
Other Assets			                        11,223	    10,868
Investment in Subsidiaries			         206,020	   194,232
	Total Assets			                     $220,700 	  219,733
LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities			                   $6,387  	   6,137
 	Total Liabilities			                  6,387     	6,137
	Total Stockholders' Equity			        214,313 	  213,596
	Total Liabilities and
  Stockholders' Equity			            $220,700   $219,733



CONDENSED STATEMENTS OF INCOME     	Year Ended December 31,
                                      			1998      	1997	     1996
INCOME
Income on Securities			                  $180	    $1,006 	    $334
Dividends from Subsidiaries			          8,370	    11,055  	 38,980
Other Income		                           	336	        85	       20
	Total Income			                        8,886	    12,146	   39,334
EXPENSES
	Total Operating Expenses			            1,173	     1,117	      668
Income Before Tax Benefit and Equity
	in Undistributed Income from
 Subsidiaries			                        7,713	    11,029	   38,666

 Applicable Income Tax (Benefit)		      	(111)      	(40)    	(168)
Income Before Equity in Undistributed
 Income of Bank Subsidiaries			         7,824    	11,069	   38,834
Equity in Undistributed Income
 of Subsidiaries	                    		11,289     	6,057  	(22,219)
	Net Income			                        $19,113   	$17,126  	$16,615




STATEMENTS OF CASH FLOWS     	             Year Ended December 31,
                                    			1998       	1997     	1996
OPERATING ACTIVITIES
Net Income			                         $19,113	   $17,126	  $16,615
Adjustments to reconcile income
 to net cash provided
 by operating activities:
	Net amortization on investment
  securities                             			7        	37	       22
	Investment security (gains), net		      	(15)      	(79)      	(8)
	(Increase) in other assets			           (355)   	(8,271)    	(633)
	Increase (decrease) in other
 liabilities			                           250	     5,147	     (151)
	Equity in undistributed net income
   of bank subsidiaries			            (11,289)   	(6,057)  	22,219
	NET CASH PROVIDED  BY OPERATING
   ACTIVITIES	                        		7,711	     7,903	   38,064
INVESTING ACTIVITIES
	Proceed from sales and maturities
  of securities                      			3,217	    50,494	    9,973
	Investments in and advances to
  subsidiaries	                           		-	   (30,172)	       -
	Purchase of securities			                  -	   (23,802)	 (36,762)
	NET CASH PROVIDED (USED) BY INVESTING
	ACTIVITIES			                           3,217   	(3,480) 	(26,789)
FINANCING ACTIVITIES
	Issuance of common stock		             	1,185   	10,950	      790
	Purchase of treasury stock and
  retirement of shares	              		(11,678)  	(3,026)	  (3,555)
	Cash dividends	                      		(8,402)	  (6,715)	  (4,928)
NET CASH (USED) PROVIDED BY FINANCING
	ACTIVITIES			                         (18,895)   	1,209   	(7,693)
(DECREASE) INCREASE IN CASH  AND
 CASH EQUIVALENTS		                    	(7,967)   	5,632	    3,582
Cash and cash equivalents at
 beginning of year			                    9,717	    4,085	      503
CASH AND CASH EQUIVALENTS AT
 END OF YEAR			                         $1,750	   $9,717	   $4,085



Note 16. Business Segments
Description of reportable segments
VFSC has two reportable segments, its two banking subsidiaries, Vermont National Bank (VNB) and United Bank (UB). Each bank provides a wide range of loan, deposit and trust services to individuals, businesses, institutions and government entities located primarily in their respective market areas. VNB operates 41 branches in Vermont and 16 branches in southern New Hampshire and is regulated by the OCC. UB operates 7 branches in western Massachusetts and is regulated by the FDIC. Each bank has a separate management team. Financial reports for each are reviewed monthly by the Company's Chief Executive Officer and Board of Directors and are the basis for evaluating performance and allocating resources.

Measurement of segment profit or loss and segment assets
The Company evaluates each bank's performance primarily based on growth of loans, deposits, net revenue, net income, operating efficiency and return on assets. The accounting policies of each bank are the same as those described in Note 1. Significant Accounting Policies". Intersegment transactions are not material and are recorded approximately at cost.
On an enterprise-wide basis, except for interest and fees on loans, revenues derived from all significant products and services are disclosed in the Consolidated Statements of Income. The following table summarizes the interest and fees on loans earned over the last three years for each major category of loans.


                                      Interest and fees on loans for
			                                       the years ended December 31,
                                       	1998	      1997	      1996
	                                               (in thousands)
Commercial loans	                      $22,792   	$21,913   	$17,584
Residential real estate loans	          59,615	    46,635	    35,002
Commercial real estate loans	           17,046	    15,283	    16,436
Construction loans	                      1,666	     1,106     	1,385
Consumer loans		                        13,163	    13,492	     9,375
	Total interest and fees on loans		   $114,282	   $98,429	   $79,782


The following tables summarize the significant items used by management to evaluate the performance of each segment over the last three years.



Year Ended December 31, 1998

	                                   	VNB		      	UB	     All Other		Total
Interest income	                  $128,223	    $19,768	     $179   $148,170
Interest expense		                  56,535	      9,189	        -	    65,724
Net interest income	                71,688	     10,579	      179	    82,446
Noninterest income		                35,515	      1,373	      103	    36,991
Net revenue	                       107,203	     11,952	      282	   119,437
Depreciation                        	6,769        	355	        -	     7,124
Goodwill Amortization               	3,793	        348	      375	     4,516
Other Noninterest expense	          67,571      	5,681	      822	    74,074
Provision for loan losses	           3,015        	120	        -	     3,135
Securities gain (losses)		             848	          3	       15       	866
Income before income taxes	         26,903      	5,451     	(900)   	31,454
Applicable income tax expense		     10,201      	2,251	     (111)	   12,341
Net income		                       $16,702	     $3,200	    $(789)  	$19,113
Loans		                         $1,182,253	   $187,252	       $-	$1,369,505
Deposits		                      $1,546,330	   $244,445	  $(1,758)$1,789,017
Total assets	                   $1,856,646	   $276,211	    $9,567$2,142,424
Return on assets	                    0.92%	      1.21%	       N/A	    0.92%
Efficiency Ratio	                   72.88%	     53.41%	       N/A	   71.77%


Year Ended December 31, 1997
Interest income	                   $93,278	    $18,708	   $14,308	 $126,294
Interest expense	          	        40,900	      8,252	     6,810	   55,962
Net interest income	                52,378	     10,456	     7,498	   70,332
Noninterest income		                25,089      	1,176     	2,106   	28,371
Net revenue	                        77,467	     11,632	     9,604	   98,703
Depreciation	                        4,017        	335       	526	    4,878
Goodwill Amortization	               1,965        	348       	288	    2,601
Other Noninterest expense	          50,189	      5,605	     5,729   	61,523
Provision for loan losses	           2,710        	240       	300	    3,250
Securities gain (losses)	             	280          	3	       405      	688
Income before income taxes	         18,866	      5,107	     3,166   	27,139
Applicable income tax expense		      6,623	      2,152	     1,238   	10,013
Net income		                       $12,243     	$2,955    	$1,928  	$17,126
Loans		                         $1,109,234   	$205,267        	$-$1,314,501
Deposits		                      $1,457,357   	$229,663	    $(848)$1,686,172
Total assets                  	 $1,825,344	   $258,342	  $13,766	$2,097,452
Return on assets	                    0.97%	      0.92%	      N/A	     1.00%
Efficiency Ratio	                   72.51%     	54.06%	      N/A	    69.91%

Year Ended December 31, 1996
Interest income	                   $77,305	    $18,975	     $326	   $96,606
Interest expense		                  32,915	      8,383	       53	    41,351
Net interest income                	44,390	     10,592      	273    	55,255
Noninterest income		                18,909	      1,039	      (12)   	19,936
Net revenue	                        63,299     	11,631      	261	    75,191
Depreciation                        	2,699	        308        	-     	3,007
Goodwill Amortization                  	92        	348        	-       	440
Other Noninterest expense	          37,138	      5,530	      636	    43,251
Provision for loan losses	           3,350          	-        	-	     3,350
Securities gain (losses)		               -          	3        	8        	11
Income before income taxes	         20,020      	5,448     	(314)   	25,154
Applicable income tax expense		      6,376      	2,331    	 (168)    	8,539
Net income		                       $13,644     	$3,117    	$(146)  	$16,615
Loans		                           $708,805    $201,631       	$-	  $910,436
Deposits		                        $872,511   	$214,892  	$(4,145)$1,083,258
Total assets                   	$1,041,000	   $239,737  	$32,244	$1,312,981
Return on assets	                    1.34%      	1.29%      	N/A     	1.31%
Efficiency Ratio	                   63.08%     	53.19%      	N/A	    62.11%


Overall performance of the Company is primarily affected by the overall performance of its largest banking subsidiary, VNB. Nearly all fluctuations during 1996, 1997 and 1998 are due to the acquisition of Eastern Bancorp, Inc. on June 26, 1997 and the subsequent integration of Eastern's primary subsidiary, VFB, into VNB on September 22, 1997.

Note 17. Supplemental Financial Data
Selected Quarterly Data (unaudited)
The following is a summary of selected consolidated quarterly data of the Company for the periods presented:


  	                                                1998
		                               Fourth    	Third	     Second   	First
                               		Quarter 	 	Quarter   	Quarter  	Quarter
Interest income			               $37,097   	$37,250   	$36,749   	$37,075
Interest expense			               16,125	    16,401    	16,506    	16,695
Net interest income			            20,972    	20,849    	20,243    	20,380
Provision for possible loan
 losses		                             	0       	975	     1,035     	1,125
Other operating income		          	9,777     	9,710     	9,478     	8,893
Other operating expense		        	22,399    	21,615    	20,713    	20,986
Income before income taxes      			8,350    	 7,969     	7,973	     7,162
Applicable income taxes		         	3,141      3,154     	3,163     	2,883
Net income			                     $5,209     $4,815    	$4,810    	$4,279
Per share data:
Basic earnings per share	        		$0.41      	0.37      	0.36      	0.32
Diluted earnings per share			      $0.40      	0.37      	0.36      	0.32



                                                   1997
	                               	Fourth	     Third    	Second     	First
                              		Quarter(1)		Quarter(1)	Quarter	   Quarter
Interest income			               $38,052   	$39,050   	$25,123   	$24,070
Interest expense			               17,436    	17,748    	10,687    	10,092
Net interest income		            	20,616    	21,302    	14,436    	13,978
Provision for possible loan
 losses                           			900       	900       	700       	750
Other operating income			          9,336     	8,551	     5,637     	5,534
Other operating expense (2)		    	24,289    	19,730    	12,671    	12,312
Income before income taxes		      	4,763     	9,223     	6,702     	6,450
Applicable income taxes	         		2,250     	3,519    	 2,193     	2,050
Net income			                     $2,513    	$5,704    	$4,509    	$4,400
Per share data:
Basic earnings per share		        	$0.19     	$0.42     	$0.46     	$0.46
Diluted earnings per share			      $0.19	     $0.42	     $0.46	     $0.46


(1) Includes the impact of the merger with Eastern Bancorp from June 27, 1997.
(2) Includes the effect of $3.8 million in merger related losses/expenses and $0.4 million from a shareholder appraisal case.


Statement of Management Responsibility

The management of Vermont Financial Services Corp. and its subsidiaries is responsible for the accuracy, content and fair presentation of the financial statements and other financial information in this annual report. The accompanying consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principals applied on a consistent basis in all material respects, and data include amounts based upon management's judgment where appropriate.
The accounting systems which record, summarize and report financial data are supported by internal controls which are augmented by written policies, internal audits and staff training programs. The Audit Committee of the Board of Directors, which is made up solely of outside directors who are not employees of the Company, reviews the activities of the internal audit function and meets regularly with representatives of KPMG LLP the Company's independent auditors. KPMG LLP has been appointed by the Board of Directors to conduct an independent audit and to express an opinion as to the fairness of the presentation of the consolidated financial statements of Vermont Financial Services Corp and its subsidiaries.

Independent Auditors' Report

To the Stockholders and Board of Directors of Vermont Financial Services
Corp.:

We have audited the accompanying consolidated balance sheets of Vermont Financial Services Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vermont Financial Services Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Report of Independent Accountants

To the Stockholders and Board of Directors of Vermont Financial Services
Corp.:

We have audited the accompanying Vermont Financial Services Corp. and subsidiaries' consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Vermont Financial Services Corp. and subsidiaries', results of operations and their cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

The Company adopted Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in 1996.

PricewaterhouseCoopers L.L.P.
Springfield, Massachusetts
February 8, 1999




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

                                                                   Year First
                                                                   Elected to
Name and Age                    	Office	                           Office
John D. Hashagen, Jr. (57)	   President and Chief Executive	       1990
                      		      Officer of the Company
		                            Executive Vice President of
                               the Company	                        1989
		                            Senior Vice President of the
                               Company	                            1983
                              President and Chief Executive
                               Officer of VNB                    		1987


Richard O. Madden (50)	       Secretary of the Company	            1993
                              Executive Vice President of
                               the Company	                        1990
                              Treasurer of the Company	            1986
                             	Executive Vice President of VNB     	1988
                              Senior Vice President of VNB	        1987
                             	Chief Financial Officer of VNB	      1986

Louis J. Dunham (45)	         Executive Vice President of
                               the Company                        	1997
	                             Executive Vice President of VNB     	1994
                             	Senior Credit Officer of VNB	        1991
                             	Senior Vice President and Senior
                               Commercial Loan Officer of VNB	     1987

Robert G. Soucy (53)	         Executive Vice President of
                               the Company	                        1992
                             	Executive Vice President of VNB     	1988
                             	Senior Vice President of VNB	        1984

W. Bruce Fenn (57)	           Executive Vice President of
                               the Company	                        1997
	                           	 Executive Vice President of VNB	     1988
                              Senior Vice President and Senior
                               Loan	Officer of VNB                 1987


Directors
The following table sets forth the name and address of each director of the Company, his or her age and principal occupation and the year in which he or she first became a director of the Company or its predecessors. The business address of each of the directors is the Company's address except
as otherwise noted.    No family relationship exists between any of the
directors.

Name, Age and Principal	                                    Year First
Occupation or Employment and                                 	Became
Offices held with the Company(1)                            	Director

Anthony F. Abatiell (59)
	Attorney, Partner, Abatiell, Wysolmerski &	                   1982
	Valerio Law Offices, Rutland, VT

Zane V. Akins (58)
	President, Akins & Associates,	                               1987
	Brattleboro, VT

Charles A. Cairns (57)
	President, Champlain Oil Co., Inc. and                       	1986
	Coco Mart, Inc., South Burlington, VT

William P. Cody (45)
	General Manager, Cody Chevrolet, Inc.,	                       1996
	Montpelier, VT
Allyn W. Coombs (65)
	President and Treasurer of Allyn W. Coombs,                  	1994
	Inc. (Real Estate Development & Management),
	Amherst, MA

Philip M. Drumheller (45)
	President, The Lane Press, Inc., Burlington, VT	              1995

John K. Dwight (54)
	President and CEO, Dwight Asset Management
	Company, Burlington, VT	                                      1989

James E. Griffin (71)
	President, J. R. Resources, Inc.                             	1972
	(Business Consultants), Rutland, VT

John D. Hashagen, Jr. (57)
	President & Chief Executive Officer of                        1987
 	Vermont Financial Services Corp., Brattleboro;
	President & Chief Executive Officer,
	Vermont National Bank, Brattleboro, VT

Francis L. Lemay (66)
	Chairman, United Bank                                        	1994

Stephan A. Morse (52)
	President and CEO, The Windham Foundation,						              1986
	Inc., Grafton, VT

Roger M. Pike (58)
	Consultant, Rutland, VT								                               1980

Ernest R. Pomerleau (51)
	President, Pomerleau Real Estate,
	Burlington, VT								                                       	1990

Mark W. Richards (53)
	President, Richards, Gates, Hoffman						                    	1988
	& Clay (Insurance), Brattleboro, VT

James M. Sutton (57)
	Chairman, American Bankshares, Inc.
	Welch, West Virginia							                                   1995

Item 11 - Executive Compensation

The following tables contain a three-year summary of the total compensation paid to the Chief Executive Officer of the Company and the other four executive officers.


I.   SUMMARY COMPENSATION TABLE

                            						 Long Term Compensation
                 	       Annual Compensation				     Awards       Payouts
       (a)	            (b)   	(c)	  (d)	     (e)	  (f)	   (g)	   (h)	   (i)
                                        				Other	Restric-             		All
                                          		Annual	ted 		        LTIP  	Other
                                         		Compen-Stock 	Options/Pay	  Compen-
                          	 	Salary	Bonus	 sationAwards 	SARs	   outs	 sation
Name and Principal
Position 	            Year	    $	      $	     $	   $	    #	        $	    $(1)

John D. Hashagen	     1998	 290,000	130,000 	N/A 	N/A 	30,000 sh 	N/A 	11,281(2)
President and Chief	  1997	 260,000	      0	 N/A 	N/A	 28,000    	N/A	 12,756(3)
Executive Officer	    1996 	234,000	 93,600	 N/A	 N/A	 27,000	    N/A	 15,108(4)

Richard O. Madden	    1998 	155,000 	56,000 	N/A 	N/A	 16,000 sh 	N/A 	11,738(2)
Executive Vice
 President,	          1997	 138,000      	0 	N/A 	N/A 	14,000    	N/A	 12,283
Treasurer, Secretary 	1996 	120,000 	48,000	 N/A	 N/A	 14,000	    N/A	 12,435

Robert G. Soucy	      1998	 162,000 	58,000 	N/A	 N/A	 16,000 sh 	N/A	 10,703(2)
Executive Vice
 President,	          1997	 147,000      	0 	N/A 	N/A	 14,000    	N/A	 12,467(3)
VNB Senior Operating
 Officer	             1996 	128,000 	51,200 	N/A	 N/A	 14,800	    N/A 	13,167(4)

Louis J. Dunham	      1998	 133,000	 46,000 	N/A 	N/A	 14,000 sh 	N/A	 10,000
Executive Vice
 President,     	     1997	 125,000      	0	 N/A	 N/A	 13,000 	   N/A	 12,299
VNB Senior Credit
 Officer              1996	 115,000	 46,000	 N/A	 N/A	 13,400 	   N/A	 11,696

W. Bruce Fenn	        1998 	136,000 	47,000 	N/A 	N/A 	14,000 sh 	N/A	 10,091(2)
Executive Vice
 President,	          1997	 130,000	      0	 N/A	 N/A	 13,000    	N/A	 12,404(3)
VNB Senior Banking
 Officer             	1996 	120,000	 48,000	 N/A	 N/A	 14,000 	   N/A	 13,838(4)



(1)	Includes the 50% Company match of the respective employees' 401k contribution and the employees' portion of the Company's contribution to the Employees Profit Sharing Plan.

(2)	Includes discounts received on purchases of common stock under the
Company's Employee Stock Purchase Plan of $1,281 for Mr. Hashagen,
$1,738 for Mr. Madden, $90 for Mr. Fenn and $703 for Mr. Soucy.

(3)	Includes discounts received on purchase of common stock under the
Company's Employee Stock Purchase Plan of $541 for Mr. Hashagen, $89 for Mr. Fenn and $165 for Mr. Soucy.

(4)	Includes discounts received on purchase of common stock under the
Company's Employee Stock Purchase Plan of $2,754 for Mr. Hashagen,
$1,352 for Mr. Fenn and $569 for Mr. Soucy.



II.  OPTION/SAR GRANTS TABLE



     Option/SAR Grants in Last Fiscal Year
	                                                  Potential Realizable Value
	                                                  at Assumed Annual Rates of
                                                    	Stock Price Appreciation
	                            Individual Grants				    	for Option Term (1)
(a)	                     (b)	     (c)    	(d)	    (e)	      (f)	      (g)
	                              	% of Total
	                            	Options/SARs
                    	  # of	   Granted to	Exercise
	                   Securities	Employees	or base
                   	Underlying	 in Fiscal	Price	Expiration
Name	             Options Granted	Year	  ($/Sh)   	Date    	5%($)   	10%($)

John D. Hashagen, Jr.	  30,000	  23.8% 	 $27.06 	6/10/08 	$510,584	$1,293,919

Richard O. Madden	      16,000	  12.7   	 27.06 	6/10/08  	272,311   	690,090

Robert G. Soucy        	16,000  	12.7	    27.06	 6/10/08  	272,311   	690,090

Louis J. Dunham       	 14,000  	11.1   	 27.06	 6/10/08  	238,272   	603,829

W. Bruce Fenn	          14,000  	11.1    	27.06 	6/10/08 	 238,272  	 603,829


(1)	The assumed growth rates in price in the Company's stock are not necessarily indicative of actual performance that may be expected.



III. OPTION EXERCISES AND YEAR-END VALUE TABLE



Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Value
(a)              	           (b)	            (c)	      (d)	        (e)



			                                             	Number of Securities	      Value of
				                                             Underlying Unexercised 	Unexercised      				Options at FY-End ($)
	                      Shares Acquired		   Value	 Options at FY-End(#) 	  In-the-Money
Name                      on Exercise(#) Realized($)(1)Exercisable       Exercisable (2)
John D. Hashagen, Jr.	         8,000      	$170,500  	133,600   	$2,010,125

Richard O. Madden	            16,000	      $246,838	   50,200	     $603,775

Robert G. Soucy	               5,200	      $100,113	   69,000	     $987,525

Louis J. Dunham               	6,000	      $99,000    	58,200     	$836,738

W. Bruce Fenn	                     0	           $0	    27,200	     $205,938


(1)	Represents  the difference between the aggregate exercise price and the aggregate market value on the date of the exercise.

(2)	Represents  the difference between the aggregate exercise price and the aggregate market value as of December 31, 1998.


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

Severance benefits payable in the event of a qualifying termination after a change of control are to be paid in equal consecutive biweekly installments. If severance payments due in the event of termination after a change of control were payable to each of the executive officers on the date of this filing, the aggregate amount of such severance payments would
be $2,037,500.   These severance payments are subject to up to a  50%
reduction if the officer works for or participates in the management, operation or control of a commercial or savings bank, or bank holding company, which does business in Vermont, unless such officer's activities are substantially outside Vermont. Additionally, the officer will be entitled to continuation of life, disability, accident and health insurance benefits. The agreements contain each officer's undertaking to remain in the employ of the Company and VNB if a potential change of control occurs until the earlier of six months, retirement (at normal age), disability or the occurrence of a change of control. Similar agreements have been executed by certain other employees of VNB and the Company which provide for severance payments ranging from 100% to 200% of the employee's base salary upon termination after a change in control.

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

Profit-Sharing Plan

Each employee of VNB and UB, including executive officers, becomes eligible to participate in the Company's Profit-Sharing Plan on January 1 of the Plan year in which he or she completes one full year of continuous
service of 1,000 hours or more.   Upon completion of three years of
continuous service, a participant becomes 30% vested, increasing to 40% after four years, 60% after five years, 80% after six years, and fully vested after seven years. Vested participants may elect to receive, in cash, up to 50% of their annual allocation of the Company's contribution to the Profit-Sharing Plan. Vested amounts not so received in cash are distributed to participants upon their retirement or earlier upon
termination of employment.   During 1998,  the Company made a contribution
of $500,000 to the Profit-Sharing Plan.


Retirement Plan

The VNB Retirement Plan covers substantially all eligible employees of VNB, including officers, and provides for payment of retirement benefits generally based upon an employee's years of credited service with VNB and his or her salary level, reduced by a portion of the Social Security benefits to which it is estimated the employee will be entitled.

The following table represents estimated annual benefits upon retirement at age 65 to employees at specified salary levels (based upon the average annual rate of salary during the highest five years within the final ten years of employment) at stated years of service with VNB. The amounts shown are after deduction of estimates for Social Security reductions based on the Social Security law as of January 1, 1999.

Estimated Annual Benefits at Retirement
by Specified Remuneration and
Years of Service Classification



Final Average				                 Years of Service
Compensation	        5	        10	        15	        20	        25

	$20,000          	$1,507	   $3,014    	$4,522    	$6,029    	$7,536
	 40,000           	3,382    	6,763    	10,145    	13,526    	16,908
	 60,000           	5,614   	11,227    	16,841    	22,454    	28,068
	 80,000           	7,952    15,905    	23,857	    31,810    	39,762
	100,000          	10,352	   20,705    	31,057    	41,410    	51,762
	120,000          	12,752   	25,505    	38,257    	51,010    	63,762
	140,000	          15,152   	30,305    	45,457    	60,610    	75,762
	160,000 	         17,552   	35,105    	52,657    	70,210    	87,762
	180,000 *	        19,952   	39,905    	59,857    	79,810    	99,762
	200,000 *	        22,352   	44,705    	67,057    	89,410   	111,762
	220,000 *	        24,752   	49,505    	74,257    	99,010   	123,762
	240,000 *	        27,152    54,305    	81,457   	108,610   	135,762*
	260,000 *        	29,552  	 59,105    	88,657   	118,210   	147,762*

*	Under current regulations of the Internal Revenue Code,  the maximum annual benefit payable from a qualified defined benefit plan during
1999 is $130,000, payable as a life annuity for retirements at age 65.
In addition,  the maximum annual compensation under a qualified plan may not exceed $160,000.  For those associates who are covered under the
Retirement Restoration Plan, amounts above these maximums will be paid under the terms of the Retirement Restoration Plan, up to the amounts shown in the table above.

The description of the Retirement Plan in this Proxy Statement is intended solely to provide stockholders of the Company with general information concerning the Plan as it relates to management renumneration.
Under no circumstances should the description be construed as indicative of the rights of any particular employee, or as conferring any right upon any employee, which rights will in all cases be determined by the appropriate legal documents governing the Plan.

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

1994 Stock Option Plan

The  Company  has a stock option plan for key employees,  officers  and directors  of the Company or its subsidiaries which was approved by stockholders at the 1994 Annual Meeting ("1994 Plan").  The 1994 Plan was
amended and restated and approved by stockholders at the 1998 Annual
Meeting.  Under the 1994 Plan, officers and directors have been previously granted  options as follows: (i) to acquire an aggregate of 96,000 and
13,000  shares, respectively,  of  the  Common Stock at prices of $9.50 and  $10.125  per share,  respectively; (ii)  to acquire  an aggregate of
107,600 and 12,000 shares,  respectively,  of the Common  Stock at a price of $11.25 per share; (iii) to acquire an aggregate of 120,000 and 28,000 shares, respectively, of the Common Stock at a price of $15.75; (iv) to acquire an aggregate of 116,000 and 28,000 shares, respectively, of the
Common Stock at a price of $24.4375; and (v) to acquire an aggregate of
126,000 and 26,000 shares, respectively, of the Common Stock at a price
of $27.0625.   The exercise price of all of these options was  equal  to
the fair market value of the Company's Common Stock on the  date  of grant.
All options are exercisable for a period of ten years from the date of the grant.

Attendance of Directors

The  Board  of Directors met 18 times during calendar  year  1998. During
1998, all of the directors of the Company attended at least 75% of the aggregate of (1) the total number of meetings of the Board of Directors of the Company, and (2) the total number of meetings held by all committees and subcommittees of the Board of Directors of the Company on which he or she served.

Certain Committees

The management of the Company is the responsibility of the Board of
Directors.   In  carrying out this responsibility,  the Board is authorized to establish certain committees with the duties described below.

The  Board  of Directors has an Executive Committee which has Board  of
Director  nominating and non-executive officer review responsibilities.
Directors serving on the Executive Committee during 1998 were Anthony F.
Abatiell,  Charles A. Cairns, Philip M. Drumheller, John K. Dwight,
John D.  Hashagen,  Jr. (President & CEO), Stephan A. Morse, Roger M. Pike
and Ernest R. Pomerleau.  The Committee met 5 times during 1998.  The
Executive Committee determines personnel policies and has authority to appoint officers and to fix their compensation until the next meeting of the
Board of Directors.   The Committee also considers nominees for election to
the Board of Directors.  Shareholders who wish to suggest  qualified candidates should write to the Secretary of the Company at  100 Main
Street,  Brattleboro, Vermont  05301,  stating in detail the qualifications of such persons for consideration by the Committee, together with all other information specified in the Company's By-Laws.
Nominations must be received by the Secretary not less than 60 days nor more than 90 days prior to the meeting;  but if less than 70  days'
notice or prior public disclosure of the date of the meeting is given or made  to stockholders,  nominations must be received within 10 days of the date the notice  of  the meeting was mailed or such public disclosure was made,  whichever occurs first.

The Company has an Audit Committee whose members are appointed annually
by the Board  of Directors.   During 1998,  these Directors served on the
Audit Committee:  Charles A. Cairns, Philip M. Drumheller, John K.
Dwight, Roger M. Pike and Ernest R. Pomerleau.  The  Audit  Committee
appoints  Independent  Public  Accountants  and supervises the Audit,
Compliance and Loan Review  functions of the Company.


Compensation of Directors

Each  director  who is not an officer of VFSC,  VNB or UB receives an annual retainer of $6,000 and,  in addition,  a $750 fee for each regular monthly Board of Directors' meeting attended and a  $500 fee for
each meeting of a committee of the Board he or she attends.   In
addition, the  Chairman of the Board receives an annual retainer of
$5,000, the chairpersons of the Executive Committee, Audit Committee and Loan Committee receive an annual retainer of $1,000 and the chairpersons of the Compensation Committee and the Trust Committee
receive an annual retainer of $500.  During 1998 non-officer directors each received options to purchase 2,000 shares of the Company's stock at an exercise price of the then current market value of $27.06.

Compensation Committee Report

The   Company's  executive  compensation  program  is administered by  the Compensation Committee of the Board of Directors (the Committee)
which in 1998 was composed of five independent non-employee directors:
Charles A. Cairns, (Chair), Anthony F. Abatiell, Philip M. Drumheller,
Roger M. Pike and Zane V. Akins.

The Committee is responsible for determining the compensation of the executive officers of the Company, subject to review and approval by the full Board of Directors. The executive officers of the Company subject to Compensation Committee review are the five executive officers of Vermont Financial Services Corp: John D. Hashagen, Jr.,
Louis J. Dunham, W. Bruce Fenn, Richard O. Madden and Robert G.
Soucy. These are the executives who perform executive level policy-making functions for the Company and its subsidiary banks.

The Committee, with concurrence from the Company's Board of Directors, has established the following principal objectives of the executive compensation program:

	* Attract and retain quality management
	* Increase management's focus on maximizing current earnings
	* Encourage management to develop long-term earnings growth plans
	* Motivate management to take actions that will enhance long-term stockholders' value
	* Link executive compensation to the financial performance of the Company and to the Company's stock value

The  Committee has retained Watson Wyatt & Company of Wellesley,
Massachusetts to assist in the design and implementation of the executive compensation program. Watson Wyatt & Company representatives have attended Committee meetings, have consulted with the Committee by telephone and have provided peer group information and written recommendations for the various components of the executive compensation program.

The Committee has designed the Company's executive compensation program based on the principle that the total compensation of each executive shall be comparable to that of similar executives of banking companies in the Company's peer group of comparable sized commercial banking institutions. The Committee has determined that total compensation for the executive officers shall consist of three components: base salary, annual incentive payment and stock options.

Base Salary. The Committee's practice is to target the base salaries of the executive officers somewhat below the median base salary levels of similar executives in its peer group. The Committee's objective in this regard is to control the portion of executive compensation that is fixed, so that a larger portion of compensation is on a variable, or at risk, basis. Base salaries are reviewed annually and increases may be granted by the Committee and the Board of Directors dependent on individual performance, the Company's performance and peer group salary levels.

The Committee recommended, and the Board of Directors approved, an increase in Mr. Hashagen's base salary from $260,000 for 1997 to $300,000 for 1998. Mr. Hashagen's 1998 base salary was set below the peer group's 1998 median base salary of $325,000 in accordance with the Committee's practice regarding base salary levels. The base salaries of the other executive officers of the Company were established in a similar manner.

Annual Incentive Payments.   The 1998 Executive Management Annual
Incentive Plan provided for a targeted payout of 50% of base salary for
Mr. Hashagen and 40% for the other four executive officers if the Company achieved targeted performance in five areas; profitability, growth,
efficiency, credit quality and marketing/customer service.   The Plan
provided for lower and higher payouts, ranging from zero to twice the targeted percentage, dependent on the Company's results.  The Company's
1998 performance resulted in a calculated payout of 93% of target.
Actual incentives were limited by the definitive merger agreement with
Chittenden Corporation and were somewhat below the 93% threshold.

Stock Options.   The Company's stockholders approved the Vermont Financial
Services Corp. 1994 Stock Option Plan at the Annual Meeting of
Stockholders in August, 1994 and an Amended and Restated 1994 Stock Option
Plan in June 1998.   This Plan, as amended, provides for the granting of
stock options, not to exceed 1,110,000 shares of common stock in aggregate, to key employees, officers and directors of the Company and its subsidiaries at option prices no less than 100% of market value on the day granted.  During 1998, the Board of Directors, based on the Committee's recommendations, granted non-qualified stock options for 152,000 shares.
Mr. Hashagen was granted options for 30,000 shares, other executive officers and senior officers of the Company and/or its subsidiaries were granted options on 96,000 shares in aggregate and 13 non-employee directors was granted an option for 2,000 shares, or 26,000 shares in aggregate.

In August 1997, the Board of Directors adopted stock ownership guidelines for the Company's executive management and for the Board of Directors.
This was done to further align executive and director interests with those of the Company's stockholders. The guidelines call for the executive officers to own Company stock equal to specified multiples of their base salary. The multiple for Mr. Hashagen is 3.5 times base salary and is
2.5 times base salary for the other four executive officers. If an executive officer has not attained this level of stock ownership within five years, the executive may subsequently receive Company stock in lieu of cash incentive payments at the Committee's discretion. The guidelines for the Board of Directors call for each Director to own
Company stock equal to five times their average annual directors fees for the last three years. The Directors also have five years to attain the guideline target. Stock options are excluded from stock ownership calculations under the guidelines.

In the Committee's opinion, the compensation for executive management for 1998 was appropriate based on the Company's performance and was adequate to retain and motivate the Company's executive management group.


Vermont Financial Services Corp. Compensation Committee
Charles A. Cairns, Chair
Anthony F. Abatiell
Philip M. Drumheller
Roger M. Pike
Zane V. Akins

Performance Graph

The following graph compares the cumulative total stockholder return
(return) of the stockholders of Vermont Financial Services Corp. (VFSC) to the return of the NASDAQ Stock Market U. S. Index (NASDAQ), which is a broad-based market index, and to the return of the NASDAQ Bank Stock
Index (NBS), a national peer group index.



Assumes $100 invested on December 31, 1993 in the common stock of VFSC, NASDAQ and NBS

*	Total return assumes reinvestment of dividends.
**	Fiscal year ending December 31.

Table of Graph Points in Performance Graph
      			               Investment Value at December 31,
          	1993	     1994	      1995	    1996     	1997	    	1998
	VFSC	   $100.00	  $123.59	   $212.11  	$224.83  	$362.39   	$443.29
 NASDAQ	  100.00	    97.75	    138.26	   170.01	   208.58	    293.21
 NBS	     100.00	    99.64	    148.38	   195.91	   328.02	    324.90


Item 12 - Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1998 the following beneficial owners were known to control five percent  or more of the outstanding shares of Common Stock,  $1 par
value,  of  the Company.   The  information  below was taken from form
Schedule 13Gs filed with the Securities and Exchange Commission.



                                    	Amount of	                 	Form 13G
     	                               Beneficial	Percent	        Filing Date
Name and Address	                    Ownership  	of Class           	as of
John Hancock Advisers, Inc.		          858,172	     6.7%   (1)      12/31/98
John Hancock Place, P.O. Box 111
Boston, MA 02117-0111

Franklin Mutual Advisers, Inc     	  1,194,400 	    9.3%   (1)      12/31/98
51 John F. Kennedy Parkway
Short Hills, NJ 07078


(1)	Includes sole voting and sole dispositive power for entire beneficial ownership shares.
(2)	Includes shared voting power for 100,200 shares and shared dispositive power for 168,800 shares.

The following table sets forth the name and address of each director, nominee for director and executive officer of the Company, his or her age and principal occupation, all positions or offices held by such individual within the Company, the year in which he or she first became a director of the Company or its predecessors, the number of whole shares of Common Stock of the Company beneficially owned by each at the close of business on December 31, 1998, and the percent of class so owned. The business address of each of the directors, nominees and executive
officers is the Company's  address except as otherwise noted.   It is
anticipated that each of the nominees will continue to act as Directors of VNB and/or UB. No family relationship exists between any director or persons nominated by the Company to become directors.


                                           	 Amount and            	Percent
                                        	    Nature of	             of VFSC
	                                            Beneficial	             Common
Name and Age (1)		                            Ownership(2)           	Stock

Anthony F. Abatiell (59)	                   		127,748(3)             	0.99%
Zane V. Akins (58) 		 	                         7,860(4)	             0.06%
Charles A. Cairns (57) 		                     	19,157(5)	             0.15%
William P. Cody (45)		                         	7,885(6)             	0.06%
Allyn W. Coombs (64)			                        30,660(7)             	0.24%
Philip M. Drumheller (45)			                    8,500(8)             	0.07%
John K. Dwight (54) 	                        		26,058(9)	             0.20%
Susan V. Duprey (44)		                           	100	                   -%
John D. Hashagen, Jr. (57)	                 		179,953(10)            	1.40%
Francis L. Lemay (66)	                     	 	212,968(11)            	1.66%
Stephan A. Morse (52)			                       20,696(12)            	0.18%
Roger M. Pike (58)		                          	22,706(13)	            0.18%
Ernest A. Pomerleau (51) 		                   	34,388(14)            	0.27%
Mark W. Richards (53)		                       	67,360(15)            	0.52%
James M. Sutton (57)		                       	384,802(16)            	2.99%
Louis J. Dunham (44)	                        		69,501(17)            	0.54%
W. Bruce Fenn (57)	                          		33,549(18)            	0.26%
Richard O. Madden (50)		                     	 58,013(19)	            0.45%
Robert G. Soucy (53)	                        		90,387(20)            	0.70%


(1)	During  the past five years,  the principal occupation and employment of each director and executive officer has been as set forth above, except as follows: Francis L. Lemay was President & Chief Executive Officer and
Chairman of West Mass Bankshares, Inc. until June 14,  1994 and was
President and Chief Executive Officer of UB until December 31, 1994.

(2)	Beneficial ownership means sole voting and investment powers, unless otherwise noted.

(3)	Mr. Abatiell's shares are held in a custodial capacity in VNB's trust department in which Mr. Abatiell has sole voting and investment powers. Includes options to acquire 8,000 additional shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(4)	Includes options to acquire 4,000 shares, exercisable within sixty (60)
days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(5)	Includes options to acquire 8,000 shares, exercisable within sixty (60)
days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(6)	Includes options to acquire 6,000 shares, exercisable within sixty (60)
days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(7)	Includes  22,660 shares held jointly with a family member in which Mr.
Coombs shares voting and investment powers.   Also includes options to
acquire 8,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(8)	Includes 2,000 shares held by The Lane Press which Mr. Drumheller shares voting and investment powers. Also includes option to acquire 6,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(9)	Includes options to acquire 14,648 shares, exercisable within sixty
(60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(10)	Includes 400 shares held in the name of  Green  Mountain Investment
Club in which Mr. Hashagen shares voting and investment powers and 21,893 shares held in the VNB Profit Sharing Plan, and options to acquire 133,600 shares, exercisable within sixty (60) days, pursuant to the Officers' Non-Qualified Stock Option Plans.

(11)	Includes 57,683 shares held in a trust in which Mr. Lemay has sole
voting and investment powers.   Also includes 60,000 shares held by a
family member in a trust in which Mr. Lemay has no voting or investment powers. Also includes options to acquire 6,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(12)	Includes 1,010 shares held by a family member in which Mr.  Morse has no voting or investment powers and as to which Mr. Morse disclaims beneficial ownership and includes options to acquire 6,000 shares, exercisable within sixty (60) days, pursuant to the Directors'
Non-Qualified Stock Option Plans.

(13)	Includes 777 shares held jointly with family members.   Also
includes 2,236 shares held by a family member in which Mr. Pike has no voting power and as to which Mr. Pike disclaims beneficial ownership and includes options to acquire 8,000 shares, exercisable within sixty
(60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(14)	Includes options to acquire 14,648 shares, exercisable within sixty
(60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(15)	Includes 58,862 shares held jointly with family members in which Mr.
Richards shares voting and investment powers.   Also includes options to
acquire 8,000 shares, exercisable within sixty (60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(16)	Includes options to acquire 10,776 shares, exercisable within sixty
(60) days, pursuant to the Directors' Non-Qualified Stock Option Plans.

(17)	Includes 11,301 shares in the VNB Profit Sharing Plan.   Also
includes options to acquire 58,200 shares exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

(18)	Includes  6,342 shares in the VNB Profit Sharing Plan and options to acquire 27,200 shares, exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

(19)	Includes 700 shares held jointly with a family member in  which  Mr.
Madden shares voting and investment powers.   Also includes 7,113 shares
held in the VNB Profit Sharing Plan and options to acquire 50,200 shares exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

(20)	Includes 10,918 shares in the VNB Profit Sharing Plan and options to acquire 69,000 shares, exercisable within sixty (60) days pursuant to the Officers' Non-Qualified Stock Option Plans.

On December 31, 1998, the directors and officers of the Company as a group (19) had beneficial ownership of 1,401,793 shares of Company Common
Stock,  amounting  to 10.92% of the outstanding shares.   This includes
options to acquire 446,272 shares, or 3.49% of the outstanding shares, exercisable within sixty (60) days, pursuant to the Directors' and Officers' Non-Qualified Stock Options Plans.

Item 13 - Certain Relationships and Related Transactions

Some directors and officers of VNB, UB and the Company and their associates were customers of and had transactions with the Banks and the
Company in the ordinary course of business during 1998.   Additional
transactions may be expected to take place in the ordinary course of
business in the future.   Some of the Company's directors are directors,
officers, trustees, or principal security holders of corporations or other organizations which were customers of or had transactions with the Banks in the ordinary course of business during 1998. All outstanding loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility nor present other unfavorable features.

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

	Independent Auditors' Report

	Report of Independent Certified Public Accountants


	Consolidated Balance Sheets - December 31, 1998 and 1997



	Consolidated Statements of Income - For the Years Ended December 31, 1998, 1997, and 1996

	Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended December 31, 1998, 1997, and 1996

	Consolidated Statements of Cash Flow - For the Years Ended December 31, 1998, 1997 and 1996

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

10.2 Agreement of Merger dated February 28, 1990 between the Company and Vermont Financial Services Corp., a Vermont corporation. Incorporated by reference to Exhibit A of Registrant's Proxy Statement for its 1990 Annual Meeting of Shareholders, Exhibit 28 to Registrant's Form 10-K for the fiscal year ended December 31, 1989.

10.3 Amendments to Management Continuity Agreements, each dated as of December 11, 1998, by and between VFSC and/or VNB and each of Messrs. Hashagen, Madden, Fenn, Soucy and Dunham.

22. Subsidiaries of Registrant.  Filed herewith.

23. Consent of Independent Certified Public Accountants.  Filed herewith.

   	(b) Reports on Form 8-K.

The Company filed a current report on Form 8-K/A dated January 6, 1999 reporting under Item 5 thereof that the Company had entered into an Agreement and Plan of Merger dated as of December 16, 1998, pursuant to which the Company will merge with and into Chittenden Corporation.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERMONT FINANCIAL SERVICES CORP.


Date:  	By  /s/____________________________
          	 John D. Hashagen, Jr., President
            and Chief Executive Officer

		      By  /s/_________________________
    		      Richard O. Madden, Executive Vice
            President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                      	Title                              	Date


/s/_____________________	  	 Director and President          March 22, 1999
John D. Hashagen, Jr.		      (Principal Executive Officer)


/s/________________________		Secretary & Treasurer           March 22, 1999
Richard O. Madden	          	(Principal Financial Officer)


/s/________________________		Director	                       March 22, 1999
Anthony F. Abatiell


/s/________________________		Director                        March 22, 1999
Zane V. Akins


___________________________		Director                        March 22, 1999
Charles A. Cairns


/s/________________________		Director	                       March 22, 1999
William P. Cody


/s/________________________		Director                        March 22, 1999
Allyn W. Coombs


/s/________________________		Director                        March 22, 1999
Philip M. Drumheller


/s/________________________		Director	                       March 22, 1999
Susan V. Duprey


/s/________________________		Director                        March 22, 1999
John K. Dwight


/s/________________________		Director                        March 22, 1999
Francis L. Lemay


/s/________________________		Director                        March 22, 1999
Stephan A. Morse


/s/________________________		Director	                       March 22, 1999
Roger M. Pike


/s/________________________		Director                        March 22, 1999
Ernest A. Pomerleau


/s/________________________		Director                        March 22, 1999
Mark W. Richards


___________________________		Director                        March 22, 1999
James M. Sutton




Index to Exhibits

Exhibit 10.3 Amendments to Management Continuity Agreements each dated as of December 11, 1998, by and between VFSC and/or VNB and each of Messrs, Hashagen, Madden, Fenn, Soucy and Dunham

Exhibit 22  Subsidiaries of Registrant

Exhibit 23  Consent of Independent Certified Public Accountants



Exhibit 10.


Exhibit 10.3


Vermont Financial Services Corp.			Vermont National Bank
100 Main Street					               100 Main Street
Brattleboro, Vermont  05301				    Brattleboro, VT  05301


December 11, 1998


Mr. John D. Hashagen, Jr.
c/o Vermont National Bank
100 Main Street
Brattleboro, VT  05301

Dear Mr. Hashagen:

Reference is made to that certain letter agreement, dated February 9, 1990 (the "Original Agreement"), among Vermont Financial Services Corp. (the "Company"), Vermont National Bank (the "Bank") and John D. Hashagen, Jr. concerning certain severance arrangements in the event of a "change of control" (as defined therein) of the Bank. The purpose of this letter is to set forth the understanding of the parties hereto with respect to certain amendments to the Original Agreement contained herein.

In consideration of the premises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

	1.	Paragraphs 4(iii)(C) and 4(iii)(D) of the Original Agreement are
hereby deleted in their entirety.

	2.	The Original Agreement as amended hereby is ratified and confirmed in all respects and shall continue in full force and effect.  Except as expressly set forth herein, nothing contained herein shall be construed to modify, amend or otherwise alter any of the terms or provisions of the Original Agreement, and the terms of the Original Agreement, except as expressly modified hereby, shall apply to this letter agreement.

	3.	This letter agreement may be executed in one or more counterparts, and by the different parties hereto in separate counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

	4.	This letter agreement shall be binding upon and inure to the benefit of the parties hereto, and their respective representatives, successors and assigns.

If this letter agreement sets forth our agreement on the subject matter hereof, kindly sign and return the enclosed copy of this letter which will then constitute, together with the Original Agreement, our agreement on this subject matter.

Sincerely,

VERMONT FINANCIAL SERVICES CORP.


By: /s/ Richard O. Madden
       Name: Richard O. Madden
       Title: Executive Vice President


VERMONT NATIONAL BANK

By: /s/ Richard O. Madden
       Name: Richard O. Madden
       Title: Executive Vice President


Agreed to this 16th day
of December 1998


/s/ John D. Hashagen, Jr.
John D. Hashagen, Jr.

Vermont Financial Services Corp.			Vermont National Bank
100 Main Street					               100 Main Street
Brattleboro, Vermont  05301				    Brattleboro, VT  05301


December 11, 1998


Mr. Richard O. Madden
c/o Vermont National Bank
100 Main Street
Brattleboro, VT  05301

Dear Mr. Madden:

Reference is made to that certain letter agreement, dated February 9, 1990 (the "Original Agreement"), among Vermont Financial Services Corp. (the "Company"), Vermont National Bank (the "Bank") and Richard O.
Madden concerning certain severance arrangements in the event of a "change of control" (as defined therein) of the Bank. The purpose of this letter is to set forth the understanding of the parties hereto with respect to certain amendments to the Original Agreement contained herein.

In consideration of the premises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

	1.	Paragraphs 4(iii)(C) and 4(iii)(D) of the Original Agreement are
hereby deleted in their entirety.

	2.	The Original Agreement as amended hereby is ratified and confirmed in all respects and shall continue in full force and effect. Except as expressly set forth herein, nothing contained herein shall be construed to modify, amend or otherwise alter any of the terms or provisions of the Original Agreement, and the terms of the Original Agreement, except as expressly modified hereby, shall apply to this letter agreement.

	3.	This letter agreement may be executed in one or more counterparts, and by the different parties hereto in separate counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

	4.	This letter agreement shall be binding upon and inure to the benefit of the parties hereto, and their respective representatives, successors and assigns.

If this letter agreement sets forth our agreement on the subject matter hereof, kindly sign and return the enclosed copy of this letter which will then constitute, together with the Original Agreement, our agreement on this subject matter.

Sincerely,

VERMONT FINANCIAL SERVICES CORP.

By: /s/ John D. Hashagen, Jr.
      Name: John D. Hashagen, Jr.
      Title: President

VERMONT NATIONAL BANK

By: /s/ John D. Hashagen, Jr.
      Name: John D. Hashagen, Jr.


Agreed to this 16th day
of December 1998


/s/ Richard O. Madden
Richard O. Madden



Vermont Financial Services Corp.			Vermont National Bank
100 Main Street			                	100 Main Street
Brattleboro, Vermont  05301				    Brattleboro, VT  05301


December 11, 1998


Mr. W. Bruce Fenn
c/o Vermont National Bank
100 Main Street
Brattleboro, VT  05301

Dear Mr. Fenn:

Reference is made to that certain letter agreement, dated February 9, 1990 (the "Original Agreement"), among Vermont Financial Services Corp. (the "Company"), Vermont National Bank (the "Bank") and W. Bruce Fenn concerning certain severance arrangements in the event of a "change of control" (as defined therein) of the Bank. The purpose of this letter is to set forth the understanding of the parties hereto with respect to certain amendments to the Original Agreement contained herein.

In consideration of the premises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

	1.	Paragraphs 4(iii)(C) and 4(iii)(D) of the Original Agreement are
hereby deleted in their entirety.

	2.	The Original Agreement as amended hereby is ratified and confirmed in all respects and shall continue in full force and effect. Except as expressly set forth herein, nothing contained herein shall be construed to modify, amend or otherwise alter any of the terms or provisions of the Original Agreement, and the terms of the Original Agreement, except as expressly modified hereby, shall apply to this letter agreement.

	3.	This letter agreement may be executed in one or more counterparts, and by the different parties hereto in separate counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

	4.	This letter agreement shall be binding upon and inure to the benefit of the parties hereto, and their respective representatives, successors and assigns.

If this letter agreement sets forth our agreement on the subject matter hereof, kindly sign and return the enclosed copy of this letter which will then constitute, together with the Original Agreement, our agreement on this subject matter.

Sincerely,

VERMONT FINANCIAL SERVICES CORP.

By: /s/ John D. Hashagen, Jr.
      Name: John D. Hashagen, Jr.
      Title: President

VERMONT NATIONAL BANK

By: /s/ John D. Hashagen, Jr.
      Name: John D. Hashagen, Jr.


Agreed to this 16th day
of December 1998


/s/ W. Bruce Fenn
W. Bruce Fenn



Vermont Financial Services Corp.			Vermont National Bank
100 Main Street			               		100 Main Street
Brattleboro, Vermont  05301				    Brattleboro, VT  05301


December 11, 1998


Mr. Robert G. Soucy
c/o Vermont National Bank
100 Main Street
Brattleboro, VT  05301

Dear Mr. Soucy:

Reference is made to that certain letter agreement, dated February 9, 1990 (the "Original Agreement"), among Vermont Financial Services Corp. (the "Company"), Vermont National Bank (the "Bank") and Robert G. Soucy concerning certain severance arrangements in the event of a "change of control" (as defined therein) of the Bank. The purpose of this letter is to set forth the understanding of the parties hereto with respect to certain amendments to the Original Agreement contained herein.

In consideration of the premises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

	1.	Paragraphs 4(iii)(C) and 4(iii)(D) of the Original Agreement are
hereby deleted in their entirety.

	2.	The Original Agreement as amended hereby is ratified and confirmed in all respects and shall continue in full force and effect.  Except as expressly set forth herein, nothing contained herein shall be construed to modify, amend or otherwise alter any of the terms or provisions of the
Original Agreement, and the terms of the Original Agreement, except as expressly modified hereby, shall apply to this letter agreement.

	3.	This letter agreement may be executed in one or more counterparts, and by the different parties hereto in separate counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

	4.	This letter agreement shall be binding upon and inure to the benefit of the parties hereto, and their respective representatives, successors and assigns.

If this letter agreement sets forth our agreement on the subject matter hereof, kindly sign and return the enclosed copy of this letter which will then constitute, together with the Original Agreement, our agreement on this subject matter.

Sincerely,

VERMONT FINANCIAL SERVICES CORP.

By: /s/ John D. Hashagen, Jr.
      Name: John D. Hashagen, Jr.
      Title: President

VERMONT NATIONAL BANK

By: /s/ John D. Hashagen, Jr.
      Name: John D. Hashagen, Jr.


Agreed to this 16th day
of December 1998


/s/ Robert G. Soucy
Robert G. Soucy



Vermont National Bank
100 Main Street
Brattleboro, Vermont  05301


December 11, 1998


Mr. Louis J. Dunham
c/o Vermont National Bank
100 Main Street
Brattleboro, VT  05301

Dear Mr. Dunham:

Reference is made to that certain letter agreement, dated March 17, 1994 (the "Original Agreement"), among, Vermont National Bank (the "Bank") and Louis J. Dunham concerning certain severance arrangements in the event of a "change of control" (as defined therein) of the Bank. The purpose of this letter is to set forth the understanding of the parties hereto with respect to certain amendments to the Original Agreement contained herein.

In consideration of the premises contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

	1.	Paragraphs 4(iii)(C) and 4(iii)(D) of the Original Agreement are
hereby deleted in their entirety.

	2.	The Original Agreement as amended hereby is ratified and confirmed in all respects and shall continue in full force and effect.  Except as expressly set forth herein, nothing contained herein shall be construed to modify, amend or otherwise alter any of the terms or provisions of the Original Agreement, and the terms of the Original Agreement, except as expressly modified hereby, shall apply to this letter agreement.

	3.	This letter agreement may be executed in one or more counterparts, and by the different parties hereto in separate counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

	4.	This letter agreement shall be binding upon and inure to the benefit of the parties hereto, and their respective representatives, successors and assigns.

If this letter agreement sets forth our agreement on the subject matter hereof, kindly sign and return the enclosed copy of this letter which will then constitute, together with the Original Agreement, our agreement on this subject matter.

Sincerely,

VERMONT NATIONAL BANK

By:/s/ John D. Hashagen, Jr.
     Name: John D. Hashagen, Jr.
     Title: President


Agreed to this 15th day
of December 1998


/s/ Louis J. Dunham
Louis J. Dunham



Exhibit 22




Exhibit 22



Subsidiaries of Registrant:

1.	Vermont National Bank, a national banking association, with a principal place of business at 100 Main Street, Brattleboro, VT 05301.

2.	United Bank, a Massachusetts state-chartered savings bank, with a principal place of business at 45 Federal Street, Greenfield, MA 01301

3.	Vermont Service Corporation, a real estate development company.








Exhibit 23




Exhibit 23



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


23.1  Consent of KPMG LLP

	We consent to incorporation by reference in the registration statements (No. 33-58259 and No. 333-56745) on Form S-3 and S-8 of Vermont Financial Services Corp. and subsidiaries of our report dated January 22, 1999, relating to the consolidated balance sheet of Vermont Financial Services
Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended, which report appears in the December 31, 1998, annual report on Form 10-K of Vermont Financial
Services Corp.



KPMG LLP


Hartford, Connecticut
April 14, 1998




CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


23.2  Consent of PricewaterhouseCoopers LLP

We consent to the incorporation by reference in the registration statements of Vermont Financial Services Corp. on Form S-8 (File No. 2-83361) and
Form S-3 (File No. 2-80833) of our report, dated January 21, 1997, on our audit of the consolidated financial statements as of December 31, 1996, and for year then ended, which report is included in this Annual Report on Form 10-K.


PricewaterhouseCoopers LLP


Springfield, Massachusetts
March 17, 1999