Form 10-Q
period 1999-03-30
VERMONT FINANCIAL SERVICES CORP
filed 1999-05-10
CIK 706116

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________________

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

________________________


For the Quarterly Period Ended March 31, 1999, Commission Files
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


Yes  X  No___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 1999      12,943,066



VEREMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES

INDEX

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets				3

Consolidated Statements of Income			4

Consolidated Statements of Cash Flows			5

Notes to Consolidated Financial Statements		6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations		7

Item 3.  Quantitative and Qualitative Disclosures
       		About Market Risk					10

Part II Other Information					10

Signatures						11


VERMONT FINANCIAL SERVICES CORP.
Consolidated Statements of Condition
March 31, 1999 and December 31, 1998
($ in thousands,except per share data)
(unaudited)
                                             March 31,       December 31,
                                               1999             1998

ASSETS

Cash and Due from Banks                    $   69,017        $   63,346
Interest Bearing Balances with Banks            2,332             1,661
Federal Funds Sold                              2,551            56,186
   Total Cash & Cash Equivalents               73,900           121,193

Securities Available for Sale
  U.S. Treasury and U.S. Government
  Agencies                                    169,354           167,784
  Mortgage Backed Securities                  217,247           223,910
  State and Municipal                          10,307            10,318
  Other                                       114,150           115,924
    Total Securities Available for Sale       511,058           517,936

Loans:
  Commercial                                  201,083           203,851
  Commercial Real Estate                      306,377           285,028
  Residential Real Estate                     752,244           760,445
  Consumer                                    122,194           120,181
    Total Loans                             1,381,898         1,369,505
  Less:  Allowance for Loan Losses             17,243            16,699
    Net Loans                               1,364,655         1,352,806
Premises and Equipment                         40,256            41,571
Real Estate Held for Investment                 1,339             1,251
Other Real Estate Owned (OREO) - net of
 reserve of $27 in 1999 and $28 in 1998         1,038             1,174
Goodwill & Other Intangibles                   55,831            56,966
Other Assets                                   48,701            49,527
    Total Assets                           $2,096,778        $2,142,424

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                   $  285,631        $  292,466
  Savings, NOW & Money Market Accounts        981,758         1,002,478
  Other Time:  Under $100,000                 394,268           404,611
               Over  $100,000                  90,334            89,462
  Total Deposits                            1,751,991         1,789,017

Federal Funds Purchased and
  Securities Sold
  Under Agreements to Repurchase               80,951            83,778
Liabilities for Borrowed Money                 22,973            28,129
Other Liabilities                              25,058            27,187
    Total Liabilities                       1,880,973         1,928,111
Stockholders' Equity
Common Stock - $1 Par Value
   Authorized 20,000,000 shares
   Issued :             1999 - 13,293,465
                        1998 - 13,293,465      13,293            13,293
Preferred Stock - $1 Par Value
    Authorized 5,000,000 shares
Capital Surplus                               117,168           116,894
Undivided Profits                              94,511            92,273
Security Valuation Allowance                    1,255             2,651
Treasury Stock,at cost - 1999 - 421,888
                         1998 - 438,547       (10,422)          (10,798)
    Total Stockholders' Equity                215,805           214,313
Total Liabilities and Stockholders' Equity $2,096,778        $2,142,424

Fully Diluted Tangible Book Value
  per Share of Common Stock                    $12.39            $12.25



Vermont Financial Services Corp.
Consolidated Statements of Income
(unaudited)
(in thousands, except share and per share data)

                                                  Three Months Ended
                                              March 31,         March 31,
                                                1999              1998

Interest Income:
Interest and Fees on Loans                   $   28,006         $   28,475
Interest on Securities Available for Sale:
Taxable Interest Income                           7,523              8,056
Tax Exempt Income                                   110                109
Interest on Fed Funds Sold and Other
  Short Term Investments                            210                435
Total Interest Income                            35,849             37,075
Interest Expense:
Interest on Deposits                             13,841             14,686
Interest on Fed Funds Purchased,
  Borrowed Money  and Securities
  Sold under Agreements to Repurchase             1,217              2,009
Total Interest Expense                           15,058             16,695
Net Interest Income                              20,791             20,380
Less: Provision for Loan Losses                     825              1,125
Net Interest Income After Provision
  for Loan Losses                                19,966             19,255

Other Operating Income

Securities Gains                                      0                147
Trust Department Income                           1,740              1,625
Service Charges on Deposit Accounts               2,960              3,400
Credit Card Merchant Income                       1,045                878
Other Loan Related Fee Income                       156                 52
Other Noninterest Income                          2,803              2,791
Total Other Operating Income                      8,704              8,893
Other Operating Expense
Salaries and Wages                                7,483              7,482
Pension and Other Employee Benefits               2,097              1,793
Occupancy of Bank Premises, net                   1,902              1,892
Furniture and Equipment                           2,284              2,114
Goodwill Amortization                             1,128              1,129
FDIC Assessment                                     132                132
Credit Card Merchant Expense                        752                680
OREO & Collection Expense/Losses, net               237                430
Other Noninterest Expense                         5,318              5,334
Total Other Operating Expense                    21,333             20,986
Net Overhead                                    (12,629)           (12,093)

Income Before Income Taxes                        7,337              7,162

Applicable Income Tax Expense                     2,913              2,883

Net Income                                       $4,424             $4,279

Average basic shares outstanding             12,859,947         13,258,670
    Basic earnings per share                      $0.34              $0.32

Average dilluted shares outstanding          13,033,714         13,360,320
    Diluted earnings per share                    $0.34              $0.32




VERMONT FINANCIAL SERVICES CORP. AND SUBSIDIARIES
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

                                              3 months ended March 31,

                                              1999               1998
OPERATING ACTIVITIES
Net Income                                   $ 4,424            $ 4,279
Adjustments to reconcile net income
 to net cash provided
 by operating activities:
    Provision for loan losses                    825              1,125
    Provision for depreciation                 1,816              1,812
    Amortization and accretion on securities      53                102
    Deferred income taxes                       (666)               161
    Security (gains)                               -               (147)
    Purchases of loans                          (658)                 -
    Proceeds  from sale of loans              52,440             60,468
    Loans originated for sale                (59,518)           (62,461)
    Losses on OREO                                27                 15
    Decrease (Increase) in interest
     receivable and other assets               3,425               (518)
   (Increase) Decrease in real estate
     held for investment                         (88)                12
   (Decrease) Increase in interest payable
     and other liabilities                    (2,129)             2,298
NET CASH (USED BY) PROVIDED BY OPERATING
        OPERATING ACTIVITIES                     (49)             7,146

INVESTING ACTIVITIES
   Proceeds from the sale of securities        2,060              1,730
   Proceeds from the maturity of securities   37,011             71,973
   Purchases of securities                   (34,440)           (18,741)
   Proceeds from sales of OREO                   261                413
   Net (increase) decrease in loans           (5,090)            27,476
  (Purchase) of premises and equipment          (501)            (1,903)
   NET CASH (USED BY) PROVIDED BY INVESTING
        ACTIVITIES                              (699)            80,948

FINANCING ACTIVITIES
   Net (decrease) increase in deposits       (37,026)             5,779
   Net (decrease)in short-term borrowings     (7,983)           (45,953)
   Issuance of common stock                      650                545
   Cash dividends                             (2,186)            (1,987)
   NET CASH (USED BY) FINANCING ACTIVITIES   (46,545)           (41,616)

(DECREASE) INCREASE IN CASH AND CASH
        EQUIVALENTS                          (47,293)            46,478

Cash and cash equivalents at
    beginning of period                      121,193             98,009
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $ 73,900           $144,487


Non-monetary Transactions:
     Transfer of loans to OREO for the periods ended March 31, 1999 and 1998 totaled $152 and $1,042, respectively.

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

Operating results for any interim period are not necessarily indicators of results for anyother interim period or the entire year.

2.	New Accounting Pronouncements

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of
(a) the changes in fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The standard is effective for fiscal quarters beginning after June 15, 1999. The Company expects adoption of this standard to have an immaterial impact on its financial statements.
In addition, VFSC has adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans held for Sale by a Mortgage Banking Enterprise". This statement requires that after an enterprise securitizes a mortgage loan held for sale, it must then classify the resulting mortgage-backed security as a trading security. This statement did not have a material impact on the financial statements of the Company.

3.	Acquisitions

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


4.	Comprehensive Income

                                                 1999             1998
Net Income                                      $4,424            $4,279
Other comprehensive income, net of tax:
    Unrealized (losses) gains on investments
    Unrealized holding (loss) gain arising
    during the period net of income tax
    (benefit) expense of $(768) and $61 for
    1999 and 1998, respectively.               (1,396)              113

    Less reclassification adjustment for gains
    included in net income net of income tax
    expense of 0 and $(51) for 1999 and 1998,
    respectively.                                   0               (96)
Other comprehensive income                     (1,396)               17
Comprehensive income                           $3,028            $4,296


5. Segment Information

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

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates each bank's performance primarily based on growth of loans, deposits, net revenue, net income, operating efficiency and return on assets. The accounting policies of each bank are the same as those described in Note 1 of VFSC's Annual Report (filed on Form 10-K)
"Significant Accounting Policies". Intersegment transactions are not material and are recorded approximately at cost.

The following tables summarize the significant items used by management to evaluate the performance of each segment over the three months ended March 31, 1999 and 1998.


Three Months Ended March 31, 1999						(in thousands)


Item                               VNB       UB     All Other    Consolidated
Net Revenue (before security
 gains)                         $26,596     $2,895      $4          $29,495
Net Income Before Taxes           6,441      1,220    (324)           7,337
Net Income After Taxes            3,939        747    (262)           4,424
Total Loans                   1,193,547    188,351       0        1,381,898
Total Deposits                1,507,613    245,017    (639)       1,751,991
Total Assets                 $1,809,590   $277,053 $10,135       $2,096,778

ROA                               0.88%      1.10%     N/A            0.85%
ROE                               8.79%     12.32%     N/A            8.37%
Efficiency Ratio                 72.68%     57.86%     N/A           72.33%



Three Months Ended March 31, 1998					           	(in thousands)

Item                               VNB        UB    All Other   Consolidated
Net Revenue (before security
 gains)                         $25,880     $3,003     $243         $29,126
Net Income Before Taxes           6,012      1,403     (253)          7,162
Net Income After Taxes            3,683        810     (214)          4,279
Total Loans                   1,084,818    201,572        0       1,286,390
Total Deposits                1,460,431    233,094   (6,105)      1,687,420
Total Assets                  1,787,542   $262,421  $12,467      $2,062,430
ROA                               0.83%      1.28%      N/A           0.84%
ROE                               8.58%     14.35%      N/A           8.10%
Efficiency Ratio                 73.22%     51.28%      N/A          72.05%


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three-Month Periods Ended March 31, 1999 and 1998

Overview

The three months ended March 31, 1999 resulted in net income of $4,424,000, or a 3% increase over $4,279,000 in earnings for the same period of 1998. Diluted earnings per share for quarter ended March 31, were $0.34 and $0.32 for the first three months of 1999 and 1998, respectively. Diluted cash earnings per share (earnings before the effects of the amortization of goodwill) were $0.42 and $0.40 for the three months ended March 31, 1999 and 1998, respectively.

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

Results of Operations

Net interest income of $20.8 million for the first three months of 1999 represented a $0.4 million increase from the same period in 1998. A $78.5 million increase in average earning assets more than offset a 0.09% decrease in net interest margin to 4.46% from 4.55% during the first quarter of 1998. Most of the growth in average earning assets was due to $62.3 million, or 15%, increase in average commercial loans.

The provision for loan losses was $825,000 for the first quarter of 1999, a 27% decrease from the $1.1 million provision for the first quarter of 1998. The lower provision reflects the lower level of net charged off loans , $281,000 in the first quarter of 1999 versus $1.6 million in the first quarter of 1998. It also reflects the lower levels of non performing assets discussed below.

Noninterest income, before securities gains, remained the same during the first quarter of 1999 compared to a year earlier as reduced service charges on deposits offset increases in other fee income categories.

Noninterest expense increased $0.3 million, or 2%, during the first quarter of 1999 as compared to the same period in 1998. Nearly all of this increase was due to increased employee benefit expense (largely medical).

Year 2000

The Project and VFSC's State of Readiness

Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact. VFSC, like most financial service providers, is dependent on computer-generated information and processing and thus may be significantly affected by the Year 2000 issue. The Company began its Year 2000 remediation project in late 1996. The Year 2000 project has been structured following the guidance set forth in several statements that have been issued by the Federal Financial Institutions Examination Counsel ("FFIEC"). VFSC
and the Banks are monitored in their Year 2000 efforts by various regulators, including the Federal Reserve Board, the Office of the Comptroller of the Currency , the FDIC and the Massachusetts Commissioner
of Banks.	The overall project has five phases: awareness, assessment,
renovation, validation and implementation. In the awareness phase, the Company defined the Year 2000 issue, communicated the Year 2000 issue to all employees and obtained executive level support and funding. In the assessment phase, the Company created a comprehensive Year 2000 plan which includes conducting an inventory of all systems which may be affected by the Year 2000 issue, including facilities and related non-information technology systems (embedded systems), such as vaults, alarms, elevators, telephone and electric power, computer systems, hardware, and services and products provided by third parties, and assessing the risk of non-compliance for each identified system. In the renovation phase, the Company renovates or fixes certain systems, while others are replaced or retired. In the validation phase, the Company conducts testing to ensure all systems, including renovated systems, are Year 2000 compliant for present and future dates. Finally, in the implementation phase, the Company places compliant systems in production. The Company's banking subsidiaries, VNB and UB, maintain separate computer systems. Both VNB and UB have completed the awareness and assessment phases. VNB has substantially completed the renovation and validation phases for all its mission critical systems and is currently in the implementation phase.
UB has completed the renovation and validation phases of the project.
	VNB and UB purchase the software for their mission critical systems from nationally recognized vendors, and although they service these applications, they do very little custom coding for those systems. The Company considers its mission critical systems to be software used to maintain its general ledger, loan, deposit, item processing and ATM/EFT (Electronic Funds Transfer) applications. In order to perform the assessment of its systems, both VNB and UB have initiated communications with the appropriate vendors as to the Year 2000 readiness of their product(s) and continue to monitor vendor status. VNB and UB have initiated and will maintain communications with their suppliers, data exchange partners and large customers to determine and monitor the status of their Year 2000 efforts.

The renovation phase principally consists of the installation of the vendor identified Year 2000 compliant versions of the relevant systems and the validation of the functionality of the systems as well as forward date (dates in the next century) verification. As of March 31, 1999, Management estimates that approximately 95% of the overall project at VNB was completed. Forward date testing of VNB's systems was substantially complete at that date, with the remainder of forward date testing and the validation of all internal and external data exchange interfaces to be completed by June 30, 1999. Validation of VNB's non-mission-critical systems will continue during 1999. Validation of UB's non-mission critical systems will likewise continue during 1999. As of March 31, 1999, management estimates that the overall project at UB was approximately
91% complete. VNB's schedule to date in addressing the Year 2000 issue meets the applicable regulatory guidelines. On February 19, 1999 UB entered into an agreement with the FDIC which specifies certain Year
2000 compliance steps that must be completed in the near term. The Company allocated additional resources to UB's Y2K project and as of March
31, 1999 has completed all of the compliance steps specified in the agreement. On April 26, 1999, the FDIC notified UB that the terms and conditions have been met and that the agreement has been terminated.

Costs
Management estimates the costs of its Year 2000 project to be $5.5 million. As of March 31, 1999, $3.4 million has been expended. The total estimated expenditure for 1999 is $2.4 million and for 2000, is $0.9 million. The $3.4 million already incurred includes $2.7 in operating expense(s) and $0.7 million in capital expenditures. The
$5.5 million estimated total cost of the project includes $0.9 million for capital expenditures, including upgrades of hardware and software for ATM machines and software for the retail delivery system of VNB (teller/platform automation), which were incurred primarily in 1998 and will be depreciated over three to five years, depending on useful life.
	 The Company is relying primarily on internal staff resources to complete its Year 2000 compliance project. The costs of the project will be funded from normal operating budgets and are not expected to have a material effect on the Company.

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

The Company has undertaken to communicate with its commercial loan customers to assess their Year 2000 readiness. As of December 31, 1998 the Company had completed its assessment of 100% of the target portfolio, which includes all commercial loans in excess of $250,000.
If the above mentioned risks are not remedied, the Company may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Company's franchise and legal liability.

Contingency Plan
The Company has initiated contingency planning for its mission critical systems and processes, including a business impact analysis and risk assessment of these processes. A draft contingency plan (the "Plan") was completed by December 31, 1998. The Plan will be enhanced and then reviewed by senior management and is expected to be completed by June 30, 1999. The Plan will be reviewed quarterly for the remainder of 1999 to determine if any changes should be made to the Plan or any additional contingencies should be addressed by the Plan.

Asset Quality

Nonperforming assets totaled $9.4 million as of March 31, 1999, a $10.2 million decrease from $19.6 million on March 31, 1998 and a $0.3 million increase from $9.1 million at December 31, 1998. As of March 31, 1999 nonperforming assets were 0.45% of total assets, down from 0.95% a year ago and up from 0.42% at December 31, 1998.

The allowance for loan losses was $17.2 million at March 31, 1999, down from $18.5 million a year ago and up from $16.7 million at December 31, 1998, reflecting the dissimilar levels of nonperforming assets at these points in time. The allowance for loan losses was 207% of nonperforming loans and 184% of nonperforming assets as of March 31, 1999.


The following table provides information with respect to the Company's
past due loans, the 	Components of nonperforming assets and the
allowance for loan losses at the dates indicated:


                                           March 31,1999  December 31, 1998
Loans 90 days past due and still
  accruing interest                           $3,666               $2,069

Nonperforming assets:
     Nonaccrual loans                         $8,331               $7,904
     Other real estate owned                   1,038                1,175
Total nonperforming assets                    $9,369               $9,079

Nonperforming assets to period end
 loans net of unearned income, plus
 other real estate owned                        0.68%                0.66%

Allowance for loan losses                    $17,243              $16,699



The following table details the Company's impaired loans as of March 31, 1999:

	Total impaired loans	                                   $21,942
	Impaired loans with a specific valuation reserve	         5,158
	Impaired loans without a specific valuation reserve	     16,784
	Valuation reserve for impaired loans	                     1,859
	Average impaired loans	                                 $20,510

Financial Condition

Total assets were $2.1 billion as of March 31,1999, essentially unchanged from a year ago and at December 31,1998. Total loans of $1.4 billion were up $96 million, or 7%, from March 31, 1998 and were up $12 million from year end. Total deposits increased $ 65 million, or 4%, from a year ago, yet experienced a seasonal decline of $32 million from December 31, 1998.

Capital Resources

Stockholders' equity increased from $214 million at year end to $216 million at March 31,1999. Equity as a percent of total assets increased from 10.0% at year end 1998 to 10.3% at March 31, 1999, while tangible stockholder's equity to total assets increased from 7.34% to 7.60%. These increases were primarily the result of the earnings retained by the Company and the $1.1 million reduction in goodwill and intangible assets. Also, Tier I and Total Risk Based Capital ratios increased to 12.04% and 13.29% from their year end levels of 11.78% and 13.03%, respectively. The above ratios are in excess of all regulatory requirements and place the Company in the "well capitalized" regulatory classification.

Recent Developments

On December 16, 1998, VFSC, and Chittenden Corporation (NYSE: "CHZ"), and a wholly owned subsidiary of Chittenden Corporation, entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which
VFSC will be merged with and into Chittenden Corporation (the Merger).
The Merger is structured to qualify as a pooling of interests for accounting purposes and as a tax-free exchange of 1.07 shares of Chittenden Corporation common stock for each share of VFSC common stock and is expected to close in the second quarter of 1999. The completion of the Merger is subject to certain customary conditions, including, without limitation, the approval of the stockholders of each of VFSC and Chittenden Corporation and certain regulatory approvals

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity

See discussion and analysis of interest rate sensitivity and liquidity provided in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998. There have been no material changes in reported market risks faced by the Company since the filing of the Company's Annual Report Form 10-K.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
		NONE

ITEM 2.  CHANGES IN SECURITIES
		NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
		NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
		NONE

ITEM 5.  OTHER INFORMATION
		NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
		NONE



VERMONT FINANCIAL SERVICES CORP.

Dated May 10, 1999	_____________________________________
                			John D. Hashagen, Jr.

Dated May 10, 1999	_____________________________________
                			Richard O. Madden